Form 10KSB
period 1998-10-31
SILVER ASSETS INC
filed 1999-04-12
CIK 99286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998                   Commission File No.

             Silver Assets, Inc.                                  0-8405
----------------------------------------------               -------------------
(Name of small business issuer in its charter)

                  California                                      95-2369956
----------------------------------------------               -------------------
(State of other jurisdiction of incorporation                (I.R.S. Employer
             or organization)                             Identification Number)

         P.O. Box 199, Sonoma, CA                  95476
----------------------------------------------  ----------
            (Mailing Address)                   (Zip Code)

19320 Sonoma Highway, Sonoma, CA                   95476       (707)935-3284
----------------------------------------------  ----------   -------------------
  (Address of Principal executive offices)      (Zip Code)   (Issuer's telephone
                                                                  number)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes_X_ No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.    ___

State issuer's revenues for its most recent fiscal year $ 2,372

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of February 5, 1999, which was $ 167,355.51

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at
         -----                                     February 5, 1999
Common Stock, $.001 par value                      ----------------
                                                      55,692,946

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None.
                 Transitional Small Business Disclosure Format:
                                  Yes___ No_X_

                               SILVER ASSETS, INC.

                                     PART I.


ITEM 1.           DESCRIPTION OF BUSINESS

(a)      General
         -------

         Silver Assets, Inc. ("Silver Assets" or "Registrant") was founded in 1932. Largely inactive for a number of years, Registrant's principal business has been natural resource investments and operations. In 1996, Registrant, then named Belcor, Inc., acquired an 80.7% equity interest in a private Nevada corporation, Rio Grande Mining Company ("Rio Grande"). Rio Grande's sole asset is its ownership of the Shafter-Presidio Silver Mine (the "Silver Mine") in Shafter, Texas.

         The Silver Mine, which has produced to date in excess of 30 million ounces of high grade silver, is presently non-operating and is being prepared to restart operations. In addition to the approximately 3,400 acres of Silver Mine property, mining properties controlled by Registrant (via Rio Grande) additionally include certain rights on a contiguous 16,000 acre property (the "Option Property") which incorporates the Red Hills Property, a copper-molybdenum prospect. The Silver Mine property and the Option Property are on private land. Silver Assets now owns approximately 88% of Rio Grande.

         Silver Assets' 1996 acquisition of the majority interest of Rio Grande was accomplished by a series of transactions initiated by Coastal Capital Partners, LP ("Coastal LP" or "Coastal"). Coastal LP was, in 1996, the controlling stockholder of Silver Assets and the majority stockholder of Rio Grande. Coastal LP exchanged its majority interest in Rio Grande for additional shares of Silver Assets. This exchange resulted in Silver Assets becoming the majority stockholder of Rio Grande, and in Coastal LP becoming the majority stockholder of Silver Assets. This transaction represented the culmination of several years of effort, preceding Coastal LP's involvement, by Silver Assets and Rio Grande, to effect a combination of interests.

         In early 1993, Rio Grande made a down payment to Gold Fields Mining Company on the purchase of the Silver Mine. This down payment was funded by Silver Assets. Subsequent payments were funded by private investors in Rio Grande. In late 1993, Rio Grande and Silver Assets agreed to a business combination subject to the completion of financing for the purchase of the Silver Mine. Coastal LP supplied $1.2 million of the total $1.6 million purchase price in October 1994, at which time Rio Grande completed the purchase of the Silver Mine. Coastal became the controlling stockholder of Rio Grande in October 1994, and the majority stockholder in June, 1995; and the controlling stockholder of Silver Assets in June, 1996. Rio Grande became a subsidiary of Silver Assets via the above-referenced exchange transaction in October 1996.

         Silver Assets and Rio Grande share substantially overlapping boards and management. While third party funding has been investigated, Silver Assets is currently funded by Coastal LP and Silver Assets is currently the sole funding source for Rio Grande and mine related activities. During 1997 and 1998, Silver Assets invested approximately $2.5 million in Rio Grande. There is no assurance that Coastal LP will continue to fund Silver Assets.

(b)      Business Plan
         -------------

         Silver Assets' mission is to create and realize value on the Silver Mine and related properties via:

         Preparation for mine production including:

         o  investments in options on contiguous, mineralized land
         o  investments in mine plan and study activities
         o investments in options on capital equipment to be used for putting the Silver Mine into production
         o  mitigation of environmental risks
         o  repurchase of royalty interests on the Silver Mine
         o permitting, environmental, and regulatory compliance activities preparatory to production

         Registrant's corporate development-related activities including:

         o  creation and promotion of a Silver Assets website
            (www.silverassets.com)
         o financing discussions with banks and investors relative to putting the Silver Mine into production
         o merger, joint venture and sale discussions with prospective mining company partners and buyers

         Silver Assets' principal constraint as a public company is its small size and relative lack of trading liquidity. Management believes that financing and putting the Silver Mine into production at silver prices of six dollars ($6) per ounce or above may materially increase Registrant's value and public market liquidity. Alternatively, a merger, acquisition of a producing silver mine, joint venture or sale may provide realization of value for Registrant's stockholders.


(c)      Financial Information About Industry Segments
         ---------------------------------------------

         Not applicable.

(d)      Raw Materials
         -------------

         Registrant does not consider its operation to be dependent on any single supplier for any raw material.

(e)      Major Customers
         ---------------

         Not applicable.

(f)      Employees
         ---------

         Silver Assets and Rio Grande have three employees and several full and part time mining consultants and financial advisors.

(g)      Governmental Regulation
         -----------------------

         Registrant's activities are subject to extensive federal, state, and local laws and regulations controlling not only the exploration and mining of mineral properties, but also the actual or potential effects of such activities upon the environment. Compliance with such laws and regulations may necessitate significant capital outlays, may materially affect the economics of development of the Silver Mine and related property or may cause material changes or delays in its intended activities. New or different standards imposed by any governmental authority in the future may adversely affect mining activities. Any commencement in production will require various Texas state permits and compliance with federal regulations. No assurances can be given that such permits and authorizations can be obtained. Laws and regulations (including environmental laws and regulations) may be adopted and enacted, or more stringently enforced, in the future, which may have an adverse impact on the Silver Mine.

         In connection with the acquisition of the Silver Mine, Rio Grande acquired ownership of the Tailings Site that contained tailings from past mining operations at the Silver Mine. In addition, Rio Grande became the mineral lessee of the Mill Site on which the old mill was located. These sites are contiguous to other portions of the Silver Mine.

         In 1995, the Tailings Site was remediated by prior owners pursuant to Texas regulatory standards, and Rio Grande quitclaimed its interest in the Tailings Site to Amax Exploration, Inc. (an affiliate of Cyprus
         Amax) and terminated the lease that included the Mill Site. Rio Grande could be subject to claims of liability from the State of Texas and others for conditions at the Tailings Site and Mill Site by virtue of its former interests. While Management views this as unlikely owing to Rio Grande's short ownership tenure of the Tailings Site and Mill Site, the cost of defending such claims, and any adverse judgment resulting therefrom, could have a material adverse effect on Rio Grande. No such claims have been asserted.

(h)      Risks and Insurance
         -------------------

         The Silver Mine's principal risk is the uncertainty that silver prices will sustainably render the Silver Mine economic.

         Other risks include the uncertainties associated with: environmental, regulatory and permitting activities; with financing the continued working capital deficit of the Silver Mine and associated business activities; and with Management's ability to execute value-realizing transactions such as an acquisition, merger, joint venture or sale involving Registrant, Rio Grande, or the Silver Mine and related assets. The market for silver mine acquisitions is highly competitive and is materially dependent on the acquirer's ability to fund acquisitions with cash or securities attractive to sellers.





         Additionally, the business of mining is generally subject to a variety of risks and hazards, including environmental hazards, industrial accidents, unusual or unexpected rock formations, cave-ins, flooding, precious metal bullion losses, and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses, and possible legal liability. No assurance can be given that insurance to cover these risks will be available at economically feasible premiums. The Silver Mine is a closed mine, containing vertical mining shafts, underground tunnels and holes in the surface from prior operations which could pose a hazard to persons entering them, including unauthorized third parties (such as curiosity seekers). Although Management believes that adequate steps have been taken to discourage unauthorized third parties from entering those shafts, tunnels and holes, there is a risk that an unauthorized third party could enter the Silver Mine and those shafts, tunnels and holes and be injured notwithstanding the steps taken to discourage such conduct. Rio Grande has obtained a commercial general liability policy with general aggregate limits of $1,000,000, personal injury limits of $1,000,000, and occurrence limits of $1,000,000. There can be no assurance that these insurance policies will be adequate to cover any future claims against Rio Grande. Rio Grande does not have insurance against environmental hazards (including potential for pollution or other hazards as a result of the disposal of waste products occurring from production), as such insurance is not generally available to companies within the mining industry.

(i)      Competition
         -----------

         The principal method of competition in the silver mining industry is the ability to mine and process silver in sufficient scale and grade to achieve production costs materially below world silver prices. If the Silver Mine were to commence mineral production, it would be in competition with all producers of similar minerals in the international market. Many of these companies have established production histories and substantially greater resources than Registrant. In the event the Registrant would seek to acquire other mining properties, it may be at a competitive disadvantage since other competing individuals and companies have greater financial resources and larger technical staffs. Also, the number of persons skilled in the evaluation, operation and development of mining properties is limited, and significant competition exists for such individuals. As a result of this competition, the Registrant may find it difficult to attract skilled individuals.

(j)      Backlog
         -------

         Backlog is not meaningful to operations.

(k)      Executive Officers of the Registrant
         ------------------------------------

         The following officers are presently officers of the Registrant and their terms expire at the annual organizational meeting of the Board of Directors. No person, other than the directors of the Company, acting solely in that capacity, is responsible for the naming of an officer.

         Name                 Office and Age               Year First Elected or
         ----                 --------------               Appointed to Office
                                                           ---------------------
         Andrew K. Simpson    President and Chief                  1996
                              Executive Officer, 50

         John S. Durkin       Chief Financial                      1999
                              Officer, 53

         Theresa C. Morris    Secretary and Assistant              1996
                              Treasurer, 46


ITEM 2.  DESCRIPTION OF PROPERTY

         The Shafter-Presidio Silver Mine
         --------------------------------

         The Shafter-Presidio Silver Mine (the "Silver Mine") is comprised of both the old Presidio Mine workings and the contiguous more recently developed mine property lying to the east. The Silver Mine, excluding the Option Property and Red Hills Property, is composed of approximately 3,430 acres of land located near the town of Shafter in Presidio County, Texas. Of these 3,430 acres, Rio Grande owns approximately 1,380 acres (surface and minerals), leases the mineral estate to approximately 750 acres (of which Rio Grande owns the surface estate to approximately 360 acres), and owns the surface estate, but does not own or lease the mineral rights to approximately 1,300 acres. Access to the mine site is afforded from U.S. Highway 67 via short gravel roads, which are maintained as needed.

         The Option Property lies west of the Silver Mine. The Option Property comprises approximately 16,000 acres of various surface estate, mineral rights and leaseholds, and includes the surface rights to the Red Hills Property. Rio Grande owns the mineral rights to the Red Hills Property, which consists of approximately 1,600 acres of an undeveloped copper and molybdenum deposit located approximately four miles west of the Silver Mine.

         The Option Property was optioned by Rio Grande in 1998. Its principal terms include:

         o An exploration and lease/purchase option on approximately 16,000 acres of land contiguous to the Silver Mine with an initial lease term at $45,000 that expired on August 31, 1998.
         o Six month renewal options at $30,000 per six month period during drilling.
         o Option renewals in six month periods at $18,000 per six month period when drilling is not being performed.
         o Rio Grande has a purchase price option of $400 per acre, purchases to be made in 1280 acre blocks, or a purchase option for the entire ranch at $200 per acre.
         o Upon cessation of mining activities for twelve months, and completion of all reclamation activities, optionor has the right to repurchase any or all of the land purchased by Rio Grande for $10 per acre unless Rio Grande has purchased the optionor's entire ranch, in which case, Rio Grande shall have the right to sell the ranch to third parties, subject to a right of first refusal held by optionor.
         o Rio Grande has specific responsibilities as to reclamation under standards set by the federal government, Texas National Resources Conservation Commission and Texas Railroad Commission.

(i)      Old Studies
         -----------

         Rio Grande's decision to purchase the Silver Mine was based in large measure on the Old Studies. The Old Studies comprise that body of drilling, assay, mine engineering, and mine feasibility studies performed by prior owners and their consultants. As part of the sales agreement under which the Silver Mine and related properties were sold to Rio Grande, Gold Fields made no representations or warranties regarding the truthfulness or accuracy of the Old Studies. Management believes, based on its review of the Old Studies and the archives of the drilling program conducted at the Silver Mine, that a mineral deposit exists in the Silver Mine. According to the Old Studies, the newly outlined mineralization (the "Shafter Mineralization") defined in those studies is a tabular deposit at an average depth of 900 feet below surface which occurs in the Permian Mina Grande Limestone and is adjacent to the Permian/Cretaceous unconformity. The Old Studies of the Silver Mine conclude that the "in place" Shafter Mineralization contains mineralized material of 4,675,000 tons at an average millhead grade of 5.65 ounces per ton silver (using a 3.0 ounce per ton silver cut-off grade, a minimum mining height of 8 feet, and a 15% mining dilution factor). Also, the unmined areas of the up-dip adjacent portions of the Old Presidio Mine were estimated, by the former owners, to contain 1,200,000 tons of similar mineralized material. The New Studies indicate, however, that the amount of mineralized material in the Silver Mine using a 3.0 ounce per ton silver cut-off grade may be up to 15% less for current silver market conditions than estimated in the Old Studies, but the New Studies also indicate the existence of a higher grade mineralized core. Also, a comparison between the results of the detailed underground sampling and diamond drilling from the surface indicates that the actual silver grade may be as much as 10% higher than the grade determined by surface drilling performed in the Old Studies. The mineralization figures are estimates based on the Old Studies, and no assurance can be given that the indicated levels of silver recovery will be realized if production is commenced. Mineralized material estimates are expressions of judgment based on knowledge, experience, and industry practices, and an estimate made at a given time might significantly change when new information becomes available.

(ii)     New Studies
         -----------

         During 1995, Rio Grande's management initiated a preliminary evaluation of the mineralized material of the Silver Mine, including: (i) a review of the drill hole and assay data for the newly outlined mineralization called the "Shafter Mineralization" and for the adjacent portions of the Old Presidio Mine ("Presidio Areas"), (ii) site visits to assess mining strategies including open pit exploitation of certain areas in or near the western portion of the old Presidio Mine, and (iii) review of drill hole and assay data for the Red Hills Property, containing copper/molybdenum mineralized material (collectively, the "New Studies"). The data in the New Studies are the same data originally generated on the Presidio Area or the newly outlined Shafter Mineralization developed by the prior owners in the Old Studies, or by the previous owners of the Red Hills Property, but taking into account current market prices and alternative mining strategies. In light of the reduced market prices of silver relative to the early 1980s, the New Studies employ more conservative assumptions with respect to the resource quality exploitable at the Shafter-Presidio property.

         In light of the fact that Registrant and Rio Grande have no current complete feasibility study regarding the cost of mining the silver of the Silver Mine, Registrant and Rio Grande have no proven or probable reserves of silver, as those terms are defined under the rules and regulations of the Securities and Exchange Commission. Thus, there can be no assurance that a commercially viable ore body (ore reserve) exists in the Silver Mine until a final and comprehensive economic feasibility study based upon present silver prices and mining costs is favorably concluded.

(iii)    Mine-Related Activities
         -----------------------

         The table below highlights mine-related activities between 1995 and 1998:

                           Activity                                    1995       1996     1997     1998
                           --------                                    ----       ----     ----     ----
         Assemble professional mining team                             x          x        x
         Minimize environmental risks from old operations              x
         Acquire, inventory and study Silver Mine data                 x
         Update title work on key land holdings at Silver Mine         x
         Update Silver Mine maps and digitize its drill logs           x
         Recalculate silver resources at different cut-offs            x
         Estimate production options and mine and mill costs           x
         Acquire Red Hills maps, drill logs and reports                x

         Re-map and sample old Presidio workings                                  x
         Stack and catalog all of the drill hole core                             x
         Continue preliminary analysis of Silver Mine                             x        x

         Prepare preliminary analysis of Red Hills' potential                              x
         Acquire Amax Royalty                                                              x
         Take new samples for metallurgical test                                           x
         Review and visit idle mills at other mine sites as
            potential low cost capital equipment for Silver Mine                           x        x

         Acquire adjacent exploration option-16,000 acres                                           x
         Repurchase of Right of First Refusal from third party                                      x
         Create Preliminary Mine Plan                                                               x
         Drilling of open pit area                                                                  x


Summary of Key Events
---------------------

         MINIMIZE ENVIRONMENTAL RISKS FROM OLD OPERATIONS

         Beginning in January 1995, Rio Grande worked with Gold Fields and Amax Exploration, Inc. as they successfully remediated the Shafter Tailings Site according to standards established by the Texas Natural Resource Conservation Commission. In July, 1995, Rio Grande quitclaimed the Tailings Site to Amax Exploration, Inc.

         During 1995, Rio Grande took steps to conform the mine site to appropriate safety standards.

         UPDATE TITLE WORK ON KEY LAND

         During 1995, Rio Grande retained a Texas law firm with extensive prior experience with the Silver Mine to update title work on its key mineralized lands.

         UPDATE SILVER MINE MAPS AND DIGITIZE SILVER MINE DRILL LOGS

         Rio Grande began work in the summer of 1995 with consulting geologists who digitized the old Shafter drill logs and developed preliminary geostatistical resource estimates.

         ACQUIRE RED HILLS MAPS, DRILL LOGS AND REPORTS

         Rio Grande's acquisition of the Silver Mine in late 1994 included approximately 1600 acres of mineral rights in an area four miles west of the Silver Mine, known as Red Hills. The Silver Mine files acquired from the prior owner did not include drill logs or other technical data on Red Hills. After several months of research-with Pennzoil's help-the early 1970's drill logs for Red Hills were finally located in a Pennzoil storage warehouse. These drill logs were purchased from Pennzoil in 1995.

         CONTINUE PRELIMINARY ANALYSIS OF SHAFTER-PRESIDIO SILVER DEPOSIT

         During 1996, Rio Grande continued its preliminary studies of the Silver Mine site and the Silver Mine data acquired from the prior owner. These studies resulted in an enhanced understanding of the possible silver ore body, including the potential existence of a significant higher grade silver core.

         In addition, detailed mapping and sampling of the upper levels of the old Presidio workings indicated potential sizable tonnage of shallow silver mineralization with the possibility that a significant open pit reserve might be developed.

         PREPARE PRELIMINARY ANALYSIS OF RED HILLS' POTENTIAL

         During 1997, an extensive study was made of the Red Hills possible copper/molybdenum deposit with the drill log data acquired from a former owner. Since all previous core samples had been lost, certain speculative assumptions had to be made to evaluate this possible deposit's profile. It was assumed, for example, that if the contained copper were recoverable by leaching, the following tonnages may be treatable:

         o Approximately 20 million tons at 0.4% copper at a strip ratio of approximately 2.2 to 1

         o This resource might be high graded to 5 million tons at 0.6% copper at a strip ratio of approximately 2.3 to 1

         A significant portion of these tonnages may contain 0.06% molybdenum which might enhance the deposit's value, if recoverable by screening and flotation.

         Previous geologic work indicates that additional potential for another copper-bearing intrusive may exist under the river gravels which border Red Hills on the south.

         In addition, three vertical drill holes encountered 150 feet of 3.8% copper, 95 feet of 6.0% copper and 130 feet of 7.7% copper, just west of the potential open pit copper resource. This target will require additional drilling to determine the actual resource size and configuration.

         Recent review of geochemical surveys and the regional drilling by a prior owner indicates that there may be a potential gold resource related to the Shafter-Red Hill trend structures. Additional field sampling and offset drilling may be warranted to validate this resource.

         ACQUIRE AMAX ROYALTY

         The 1994 acquisition of the Silver Mine carried with it a 6.25% Net Smelter Return Royalty, payable to Amax Exploration, Inc. out of future mining revenues. In April 1997, Rio Grande purchased this royalty from Amax Exploration, Inc. for $50,000 cash and a $475,000 note. About 1/3 of this note has been repaid; the note was assigned to Silver Assets in exchange for Rio Grande stock.

         ACQUIRE ADJACENT EXPLORATION OPTION-16,000 ACRES

         The area immediately to the west of the Silver Mine property, including the surface ownership of Rio Grande's Red Hills mineral rights, was substantially controlled by a single ranch owner. This area shows indications of a possible continuous geologic trend between the Silver Mine and Red Hills. In April, 1998, Management concluded a lease option on 16,000 acres of this contiguous property with the owner. This lease option includes specific area exploration, development, and mining rights, as well as the right to purchase significant portions or all of the 16,000 acre tract.

         REPURCHASE RIGHT OF FIRST REFUSAL ON SHAFTER

         In April 1998, Rio Grande repurchased for $30,000 a third party's right of first refusal which covered a significant portion of the Silver Mine property.

         CREATE PRELIMINARY MINE PLAN

         In July 1998, Management completed a preliminary plan for the commercial development of the Silver Mine. The main points include:

         o  An estimated mineable silver resource of approximately 20 million ounces at an average grade of approximately 10 ounces per ton.
         o  Plans to acquire an idle, suitable mill to support low capital cost exploitation of the silver resource.
         o Production, first, of the remaining shallow, potentially open-pittable Presidio silver ores, and existing ore grade waste dumps, to accelerate early year cash flow.
         o Utilization of the Silver Mine's existing surface facilities, including shafts and hoist, plus existing underground development, to minimize overall capital costs.
         o Immediately after production of the shallow Presidio resources and waste dumps, production of the higher grade underground Shafter ore blocks to maximize cash flow.
         o Utilization of low cost labor potentially available in the Presidio County area, which has high unemployment.
         o Utilization of the existing power grid and low cost power from the local supplier.

         In October 1998, mining consultants were retained to commence preliminary feasibility studies. The projected capital cost of approximately $ 12 million assumes the availability of suitable used mill equipment. In January 1999, Rio Grande optioned a suitable mill to secure its availability for potential production startup.

         DRILLING OF OPEN PIT AREA

         In November 1998, a potential open pit area in and around the uplifted outcrop of the old Presidio Mine Workings was drilled with 88 reverse circulation holes, which indicated a mineable resource of 1.1 million ounces at a grade of 10 ounces per ton. The July 1998 preliminary plan projected two million ounces at a grade of 10 ounces per ton for the open pit resource.

(iv)     Previous Operations
         -------------------

         The Silver Mine was discovered and production of silver began during the 1880s. Production continued until 1930, when the mine was closed during the Depression. The mine reopened in 1934 and continued production until 1942, when it was closed by government order at the onset of World War II. Total silver production during the Silver Mine's active life exceeded 30 million ounces. The mine has remained closed since 1942.

         Gold Fields acquired development rights to the Silver Mine in 1977 and commenced significant exploration efforts on the property. From 1978 through 1983, Gold Fields explored the eastern extension of the mineralization of the Silver Mine and explored for silver and other minerals at the Red Hill Property. However, Gold Fields did not commence commercial production at either the Silver Mine or the Red Hills Property.

(v)      Silver Prices and Operating Costs
         ---------------------------------

         Management is investigating whether the capital and operating costs (including a reasonable return on equity) of producing silver at the Silver Mine may be profitable at the current price of silver. Management presently believes that the cash extraction cost will be less than $4.00 per ounce. However, the extraction cost of silver estimated in a 1982 feasibility study for a 5.6 ounce per ton mill grade and a high cost mine sand fill operation was $6.91 per ounce (including factors for operating contingencies and a cost escalation for approximately two years). This is higher than the current price of silver. There can be no assurance that silver prices will go materially higher or that the mine will begin production or that the mine will be profitable if production were to be commenced. In the event that the price of silver fails to rise, this could have a material adverse impact on the ability of Registrant to operate or sell the mine.

         If the mine were to be placed into production, stockholders should note the extreme volatility of silver prices. Assuming that sufficient financing were available, Management estimates that it may take up to two years to commence production at the Silver Mine after such a decision is made. During this period, the price of silver could fluctuate significantly and could decline. No hedging program would fully protect operations from price fluctuation risk, and there are risks associated with hedging programs. If production were to begin, subsequent reductions in silver prices could necessitate cessation of production.

(vi)     Equipment and Plant
         -------------------

         Equipment, machinery, and buildings now in place at the Silver Mine include an assay lab building, two core sample warehouses, a hoist house with a 600 h.p. electrical Nordberg hoist servicing the single compartment, seven foot diameter, 1,050 foot deep production shaft, a small diesel powered hoist with escape capsule for the 940 foot deep ventilation shaft; and two shaft pumps, a 300 h.p. mine compressor and its service house, a small service building with office, small warehouse and shop, a 900 foot water well capable of producing in excess of 200 GPM, and a two-bedroom house. While the equipment has not been utilized since 1982, it has been examined by Management and Management believes it to be in acceptable condition, although such equipment has not been tested. Gold Fields previously employed, and Rio Grande now retains, a caretaker for the equipment and the property.

         The above described equipment and the existing shafts, coupled with the 5000 feet of underground drifting and station work, and the old Presidio Area workings that extend down to the 900 foot level which could be accessed for an escape way and ventilation, would reduce the amount of work required for Registrant or a purchaser of the property to commence mining operations, although additional equipment and construction activities would be required. There can be no assurance that Registrant will have sufficient funds to pay for such equipment and construction.

(vii)    Royalty Payments
         ----------------

         Substantially all of Registrant's rights in and to the minerals underlying the Silver Mine were subject to an obligation to pay royalties to a prior owner (in the case of owned property) or to the respective lessors (in the case of leased property). The royalty generally was 6.25% or, in the case of one lease, 6.5% of the value as defined in the respective agreements and leases of the silver produced from the property. Depending on the price of silver, the royalty payments could have a significant adverse effect on the ability of Registrant to sell the Silver Mine, the value of the Silver Mine to a potential purchaser, the determination to actually begin mining operations at the Silver Mine and the ultimate profitability of the Silver Mine. In April, 1997, Rio Grande consummated an agreement with Amax Exploration, Inc., a former owner of Shafter, to repurchase Amax's 6.25% royalty interest in Shafter. Under the terms of this agreement, the purchase price for this royalty interest is $525,000; $50,000 paid upon execution; $25,000 payable every three months commencing July 15, 1997 through October 15, 1999; $50,000 every three months from January 15, 2000 through July 15, 2000; and a final payment of $75,000 on October 15, 2000. Each payment is to be accompanied by an additional payment of interest on the unpaid principal balance at eight percent per annum. In July 1998, Registrant assumed the remaining liability of approximately $350,000, in exchange for the issuance of Rio Grande common stock to Silver Assets. The balance at October 31, 1998, was $325,000.

         Amax is to convey to Registrant undivided interests in the royalty after aggregate principal payments have been made as follows: 16% after an aggregate amount of $275,000 is paid; an additional 16% after an aggregate of $350,000; an additional 16% after an aggregate of $450,000; and the remaining 52% after the final payment is made.

         During the term of the agreement, Registrant has the right to control all operations on the property and has agreed to indemnify Amax against damages or liabilities related to either the Registrant's or Rio Grande's ownership of, or present or future operations on, the property subject to a maximum monetary amount of $250,000; and to indemnify Amax against any environmental liabilities related to the property, subject to a maximum monetary amount of $200,000 (which amount is included within the total $250,000 limit described above).

         In the event of any default by the Registrant or Rio Grande, Amax's sole remedy is to terminate the agreement and retain all payments previously made. Amax, however, remains obligated to deliver to Rio Grande deeds conveying any portion of the royalty interest previously paid.

(viii)   Other Royalties; Leases
         -----------------------

         The State of Texas and a private individual retain certain royalty rights more modest in scale than the Amax royalty. Approximately 750 acres of the Silver Mine are owned by third parties who lease their interests to Rio Grande pursuant to certain mineral leases and who are entitled to monthly rental payments and royalty payments for any silver produced from their property. The current aggregate annual rentals (including delay rentals) payable under these leases is approximately $9,000 (subject to certain increases if production commences). Delay rentals with respect to one lease increase from $5,000 per year to $8,000 per year in 2001 (increasing annually thereafter to $11,600 in 2010). The loss of one or more of these leases for failure to make timely rental payments could have a material adverse effect on the value of or the operations at the Silver Mine. Some of the leases remain in effect as long as Rio Grande pays rentals, advance royalties or production royalties provided in the leases. Other leases expire after the year 2000, including a lease from the State of Texas (which expires in 2011 but continues in force for so long thereafter as minerals are produced in paying quantities). Most of the leases covering the smaller tracts of land (such as town lots) expire at various dates beginning in 1999, subject to Rio Grande's right to extend those leases for up to two additional 20-year terms if it is diligently exploring the property. In connection with the acquisition, Rio Grande did not obtain estoppel certificates from any of the lessees confirming the continuing validity and enforceability of those leases, nor did Gold Fields represent or warrant such validity or enforceability. One lessor, who had claimed that his lease with Gold Fields had terminated prior to the date of the sale to Rio Grande, did not accept Rio Grande's tender of its lease payment; Rio Grande did not consider that lease to be material, and has voluntarily terminated its interests under that lease.

(ix)     Limited Recourse Against Gold Fields
         ------------------------------------

         Rio Grande acquired Gold Fields' rights in the Silver Mine and the Red Hills Property on an "AS IS, WHERE IS" basis (without any representations or warranties concerning the title or condition of the property). Gold Fields made no representations or warranties concerning the property, claims for damages or injuries relating to the property, prior operations or environmental matters. Pursuant to its purchase agreements with Gold Fields, Rio Grande agreed to indemnify Gold Fields for claims arising after the closing and for claims, if any, which arose prior to the closing (excluding those pertaining to the remediation of the Tailings Site).

(x)      Title to the Silver Mine
         ------------------------

         Gold Fields conveyed its interest in and to the Silver Mine and Red Hills Property without any representations or warranties regarding ownership or title, nor did Gold Fields agree to defend or indemnify Rio Grande if there are deficiencies in title. Thus, Rio Grande would have no recourse against Gold Fields if a third party successfully asserted any rights to the Silver Mine that are adverse to Rio Grande's rights.

         At the time of acquisition, Rio Grande did not obtain title insurance or title opinions on the property. During 1995, Rio Grande received title opinions from a Texas law firm experienced in mineral title matters and which had dealt with the Silver Mine for more than 20 years. These title options cover the approximately 1,370 acres owned by Rio Grande and approximately 360 acres subject to mining leases. Rio Grande believes that these properties contain the "old Shafter Mineralization" and most of the "new Shafter Mineralization". Rio Grande also received a title opinion on approximately 640 acres of which it owns the surface estate but not the mineral rights. These opinions confirm Rio Grande's fee or leasehold ownership, as the case may be, in the property covered by those opinions, subject to certain title exceptions noted by the Texas law firm. Although Rio Grande does not consider the title exceptions to materially affect Rio Grande's right, title or interest in or to the property, there is a risk that adverse claims could be asserted against Rio Grande's ownership of the Silver Mine, the resolution of which could be costly and disruptive to Rio Grande's business. Rio Grande has not received title opinions on the remaining part of the Silver Mine, and there can be no assurance regarding Rio Grande's rights, title or interest therein, if any.

(xi)     Rights of First Refusal; Repurchase Right
         -----------------------------------------

         Certain of Rio Grande's properties acquired from Gold Fields were subject to various rights of first refusal and repurchase rights retained by prior owners of those properties that could have affected the future marketability of those properties. The first refusal and repurchase right of the major landowner was acquired by Rio Grande in 1998. Only one small area remains in this category.

(xii)    Red Hills Property
         ------------------

         Rio Grande acquired all of Gold Fields' right, title, and interest, if any, in and to approximately 1,600 acres of land comprising the Red Hills Property, located approximately four miles from the western boundary of the Silver Mine. Although Rio Grande has not obtained title opinions on the property, a preliminary title report reflected that Rio Grande owns the mineral estate (excluding oil, gas and liquid or liquifiable hydrocarbons), but not the surface estate, of the Red Hills Property. In 1998, Rio Grande purchased an option on the Option Property which includes the surface estate of Red Hills. If mining is done, Rio Grande will need to exercise or partially exercise its option on the Option Property to gain effective access to, and use of, Red Hills. Files purchased by Rio Grande in 1995 from a prior owner indicate that the Red Hills Property was explored for copper, molybdenum and silver by several major companies, but commercial production was never commenced on the property. Rio Grande has not determined whether the Red Hills Property contains any commercially viable levels of copper or molybdenum, and there can be no assurance that a commercially viable mineralization (ore reserve) of copper and/or molybdenum exists in the Red Hills Property. No such determination can be made without drilling, assaying and preparing a comprehensive economic feasibility study based upon present copper and molybdenum prices and mining costs. At this time, Rio Grande does not intend to incur the costs of such a feasibility study, but may do more investigation of the property to better estimate the resource's commercial potential.

         In 1995, Rio Grande also acquired a residence near Shafter, Texas for approximately $65,000.

(xiii)   Office Lease
         ------------

         Registrant utilizes office space in a single-story building containing approximately 2,000 square feet in the city of Sonoma, California. These premises serve as Registrant's executive offices and are subject to a one year sub-lease which terminates in October, 1999, at a rental of $1,200 per month which is allocated one-third to Registrant, one-third to Rio Grande, and one-third to Coastal Capital Partners, Inc., the general partner of Registrant's controlling shareholder, Coastal LP. The lessee is required to pay utilities on the building. Registrant believes the space to be adequate for its needs in the foreseeable future. The premises are leased from the owner by the Registrant's chief executive officer, and sub-leased to the Registrant.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not a party to any legal proceeding which would have a material effect upon the Registrant.

         The Registrant authorized the issuance of 1,711,000 shares of its common stock to a consultant to Rio Grande in settlement of any and all claims against Registrant and Rio Grande on account of injuries sustained by the consultant in an automobile accident which occurred while he was enroute to the Silver Mine. Registrant was issued 1,447,769 shares by Rio Grande. Rio Grande also paid $53,000 in cash to the consultant in connection with the settlement.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Registrant's common stock is traded in the over-the-counter market and is listed in the OTC Bulletin Board under the symbol CILV. The following table shows the range of high and low closing bid quotations for the Registrant's common stock for the periods indicated, as reported by Nasdaq Trading & Market Services. The prices represent quotations between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions. (Prices are presented for fiscal quarters).

                       1st Quarter      2nd Quarter      3rd Quarter      4th Quarter
                       -----------      -----------      -----------      -----------
                1997:

         High          $0.14            $0.10            $0.16            $0.03

         Low           $0.08            $0.10            $0.06            $0.02

                1998:

         High          $0.03            $0.12            $0.06             $0.10

         Low           $0.01            $0.05            $0.03             $0.02


         The last reported bid and asked prices for Registrant's Common Stock on the OTC Bulletin Board on March 25, 1999, were $.06 and $.06, respectively. The number of holders of record of Registrant's common stock as of October 31, 1998, was approximately 1166.

         The Registrant has never paid a dividend on its common stock and the Registrant's Board of Directors has no present plan to pay any cash dividends in the foreseeable future. Any future cash dividends on Registrant's common stock will depend on Registrant's earnings, capital requirements, financial condition, its ability to recover prior years' losses and other factors deemed relevant by Registrant's Board of Directors.

         During the fiscal year ended October 31, 1998, Registrant issued the following securities without registering the securities under the Securities Act to Coastal Capital Partners, LP (see "Item 12"). No underwriters were involved and the issuances were exempt pursuant to
         Section 4(2) of the Securities Act. On May 1, 1998, Registrant authorized the issuance of 26,639,482 shares of its common stock which shares were subsequently issued to Coastal Capital Partners, LP in exchange for cash and cancellation of indebtedness for cash previously advanced aggregating $2,930,343 ($.11 per share). In September, 1998, Coastal Capital partners, LP paid Registrant $80,000 in consideration for which it received a three year warrant to purchase up to 10,000,000 shares of the Registrant's common stock at an exercise price of $.15 per share.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


                                          1998               1997
                                      ------------       ------------

                Net Revenues               $2,372             $5,859
                    Net Loss          ($1,332,386)         ($903,513)
          Net Loss per share                ($.04)             ($.03)
Working Capital (Deficiency)           $  285,596        ($1,160,966)
                Total Assets           $3,424,746         $2,848,282
              Long-Term Debt           $  332,118         $  398,780
        Stockholders' Equity           $2,609,362         $  931,405



         Plan of Operation:
         ------------------

         Rio Grande is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is a non-operating silver property located in Presidio County, Texas known as the "Shafter-Presidio Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Item 2. "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in 1998 and 1997 in connection with the Silver Mine. However, Management has obtained recent updates of independent appraisals performed for the Silver Mine and Red Hills Property which indicate that the carrying values of these mineral properties do not exceed their net realizable values.

         Net revenues in 1998 and 1997 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year.

         Substantial expenses have been incurred over the past two years in connection with the acquisition and/or evaluation of the Silver Mine. Legal expenses were $130,441 and $ 274,826 for 1998 and 1997, respectively. A significant portion of the 1997 legal expenses related to costs incurred to settle, in Registrant's favor, certain disputed billings from one of Rio Grande's law firms.

         Consulting fees were $558,531 and $267,826 for 1998 and 1997, respectively. Consulting fees in both 1998 and 1997 were primarily for economic and engineering services regarding the Silver Mine. The increase from 1997 to 1998 is attributable to the increased activity in Registrant's efforts to begin mining operations or to sell the property.

         Accounting and auditing expense was $75,053 and $90,661 in 1998 and 1997, respectively. Such expenses were incurred for auditing and record keeping services for the Registrant and Rio Grande.

         Other general and administrative expenses totaled $233,371 and $192,707 for 1998 and 1997, respectively. Registrant, in April 1998, agreed to exercise its option to lease the surface rights to the Red Hills Property and incurred $58,014 of lease expense therefore. In addition, the increased activity in Registrant's efforts to finance, mine or sell the property incurred increased travel costs and other expenses related to these activities.

         Registrant had approximately $550,000 of cash as of October 31, 1998. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant, in January 1999, optioned certain used mill property that should be appropriate for potential mining operations.

         During 1998 and 1997, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In 1998 and 1997, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,866,000 and $1,175,000, respectively, through the issuance of notes and advances (which were later refinanced with the issuance of common stock by Registrant) and the purchase and/or exercise of warrants. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

         Registrant's objectives are to make the necessary preparations for the profitable production of minerals from these properties in anticipation of increases in their market prices even while considering a sale of all or part of its assets, of Rio Grande, or a sale of Registrant as a whole to achieve its profit objectives. At this time, there can be no assurance that any of these alternatives can be achieved on terms acceptable to the Registrant.

         Forward-Looking Statements
         --------------------------

         The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development of the Silver Mine, that significant mineral resources exist and can be economically developed which can be readily and profitably marketed, and that there will be no material adverse change in the market for such minerals or in the Registrant's sources of funding. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions including fluctuations in mineral prices, unexpected geological conditions, the speculative nature of mineral exploration and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements listed in Part III, Item 13 and the related report of independent certified public accountants are included herein following page 28.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no change of or disagreement with accountants.





                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons served as directors of the Registrant:

                      Principal Occupation for Past 5 Years.
Name of Director      Certain Other Directorships & Age           Director Since
----------------      --------------------------------------      --------------

Andrew K. Simpson     Chairman of the Board and Chief Executive       1996
                      Officer; merchant banking and corporate
                      finance; Director, Coastal Capital, Inc.;
                      Partner, Coastal Capital Partners LP;
                      Chairman, Chief Executive Officer and
                      Director, Rio Grande Mining Company; 50

Theresa C. Morris     Director; commodities trading and fund          1996
                      management; Director, Coastal Capital,
                      Inc.; Director, Rio Grande Mining
                      Company;  46

David C. Fraser       Director; self-employed management              1996
                      consultant; Retired Director,
                      Texas State Optical;  56

Edward T. Dunne       Director; commodities trading and fund          1998
                      management; 55


         Information Regarding Late Filing Pursuant to Section 16
         --------------------------------------------------------

         Section 16 of the Securities Exchange Act of 1934 requires timely filing of notice of transactions in the Registrant's securities by officers, directors and holders of 10% or more of the Registrant's outstanding securities. During the applicable period of the Registrant's fiscal year ended October 31, 1998, the Registrant was advised that Coastal Capital Partners, LP, a shareholder owning more than 10% of Registrant's common stock, was late in reporting an acquisition of 26,639,482 shares of Registrant's common stock in exchange for cash and forgiveness of debt for cash previously advanced aggregating $2,430,343 ($.11 per share) and in reporting a three year warrant to purchase up to 10,000,000 shares of Registrant's common stock at an exercise price of $.15 per share in September, 1998.

ITEM 10. EXECUTIVE COMPENSATION

         The following information is furnished on an accrual basis as to compensation paid by the Registrant during the two fiscal years ended October 31, 1998, to the Registrant's president and chief executive officer and to each of the Registrant's executive officers receiving at least $100,000 in the latest fiscal year end.


Name and Principal Position      Year      Salary         Bonus     Compensation
---------------------------      ----      ------------   -----     ------------
Andrew K. Simpson                1998      $102,900 (1)     -
Chairman of the Board and        1997      $124,800 (1)     -
Chief Executive Officer (1)
-----------

         (1) Includes $68,616 in 1998 and $89,492 in 1997 applicable to Mr. Simpson's salary as Chief Executive Officer of Rio Grande Mining Company, a significant subsidiary of the Registrant. Mr. Simpson's salary is allocated one-third to Registrant and two-thirds to Rio Grande based on his time spent as an executive officer of each entity.



         In fiscal 1997, Registrant and Rio Grande paid Andrew K. Simpson $10,400 per month to serve as chief executive officer and president of both entities. On May1, 1998, this amount was reduced to approximately $7,000 per month.

         Coastal Capital Partners, Inc., the general partner of Coastal LP (Coastal LP is controlling stockholder of Registrant) maintains a separate merchant banking business apart from its activities on behalf of Registrant and Rio Grande. Coastal Capital Partners, Inc. separately engages in the origination of private equity investment transaction opportunities. Coastal Capital Partners, Inc. pays Andrew
         K. Simpson a monthly fee to review investment opportunities for Coastal LP's own account.

         Notwithstanding their separate activities, Coastal Capital Partners, Inc. and Coastal LP have incurred unreimbursed direct expenses or costs in connection with Registrant and Rio Grande in excess of $500,000 since October 1994, which have not been charged to either the Registrant or Rio Grande. In addition, Coastal LP made a capital contribution of $100,000 to the Registrant in June 1996, for which no securities were issued.

         Coastal Capital Partners, Inc. provides Registrant and Rio Grande administrative services including treasury, cash management, corporate secretary functions and investment banking advisory services for which it pays out of pocket costs averaging in excess of $5,000 a month and for which Coastal Capital Partners, Inc. receives no reimbursement from Registrant or Rio Grande.

         John H. Bailey, an officer and director of Rio Grande is periodically paid advisory fees by Coastal Capital Partners, Inc. in connection with mine related projects for Coastal LP's account. Rio Grande pays Mr. Bailey $6,500 a month in salary.

         Information Concerning Stock Options
         ------------------------------------

         As of October 31, 1998, the Registrant had not adopted any stock option or any other form of incentive plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of December 31, 1998, the Common Stock of the Registrant is owned beneficially and of record by the following principal shareholders known by the Registrant to own five percent or more of the total Common Stock outstanding as of the record date, as well as the following directors and executive officers:

                              Amount and Nature of
Beneficial Owner              Beneficial Ownership (1)          Percent of Class
----------------              ------------------------          ----------------

Coastal Capital Partners, LP          60,114,429(2)                91.09%
101 Morgan Lane, Suite 180
Plainsboro, NJ 08536

Andrew K. Simpson                  60,114,429(2)(3)                91.09%
P.O. Box 199
Sonoma, CA 95476

Theresa C Morris                        150,000 (4)                   (5)
101 Morgan Lane, Suite 180
Plainsboro, NJ 08536

David C. Fraser                         150,000 (4)                   (5)
2108 S. Linden Drive
Olathe, KS 66062

All Officers and Directors         60,414,429(3)(6)                91.55%
as a group (four persons)

(1) Subject to applicable community property statues, and except as otherwise hereinafter set forth, all persons shown have sole voting and investment power over all shares listed.
(2) Includes 10,000,000 shares subject to a three year warrant expiring September 2001, exercisable at $.15 per share.
(3) Reflects Mr. Simpson's position as chief executive officer of the corporate general partner of Coastal LP.
(4)      Warrants exercisable at $0.15 per share within 60 days.
(5)      Less than 1%.
(6) Includes 300,000 warrants exercisable at $0.15 per share within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.       Coastal LP
         ----------

         Coastal LP is the controlling shareholder and "Parent" of the Registrant which in turn is the controlling shareholder and "Parent" of Rio Grande. In October 1994, in consideration of Coastal LP's $1,387,500 investment in Rio Grande, an agreement regarding a credit facility for Registrant and a Coastal LP payment of a $25,000 purchase price for a Registrant stock purchase warrant, Registrant (i) issued the Coastal Warrant to Coastal LP to purchase up to 3,000,000 shares of Registrant's common stock; and (ii) granted to Coastal LP certain "demand", "piggyback" and "resale" registration rights with respect to the shares issuable upon exercise of the Coastal Warrant and any other shares issued in connection therewith. Coastal LP also had the right for one year following such a termination to propose alternative transactions to Registrant's Board of Directors to realize the public value of Registrant, during which period Coastal LP's consent was required as to any material transaction that would affect the suitability of Registrant for a merger or acquisition transaction. As of October 31, 1997, Coastal LP had paid Registrant $289,500 and exercised the Coastal Warrant as to 1,930,000 shares of Registrant's common stock. Additionally, Coastal LP has transferred the right to acquire 600,000 shares to certain parties with which it is affiliated and canceled the right to acquire 470,000 shares pursuant to the Amended and Restated Investor's Rights Agreement. In June 1996, Coastal LP made a $100,000 capital contribution to Registrant for which it received no stock or other securities.

         On September 16, 1998, Coastal LP paid Registrant $80,000 in consideration of the issuance to it of a three year warrant to purchase 10,000,000 shares of Registrant's common stock at an exercise price of $.15 per share.

         On May 1, 1998, Registrant authorized and later issued 26,639,482 of its shares of Common Stock to Coastal LP in exchange for and forgiveness of debt for cash advanced aggregating $2,930,343 ($.11 per share).

2.       Relationship Between Rio Grande and Coastal LP
         ----------------------------------------------

         On October 20,1994, Rio Grande, Coastal LP, and others entered into an agreement which provided that Coastal LP would purchase from Rio Grande
         (i) 87.95 shares of Rio Grande common stock, $100 par value, at a purchase price of $7,675 per share, (ii) a warrant, exercisable in whole or in part, to purchase an aggregate 35.18 shares of Rio Grande common stock at an exercise price of $7,675 per share of Rio Grande common stock, for a purchase price of $12,500, and (iii) a secured promissory note in a principal amount of $700,000 earning interest at 8-1/2 % per annum, payable in full on October 20, 1995, and convertible (including accrued but unpaid interest) at any time at holder's option into shares of Rio Grande common stock at the rate, subject to adjustment in certain circumstances, of $7,675 per share ("Securities Purchase Agreement"). In accordance with the terms of the Securities Purchase Agreement, Coastal LP received from the then principal shareholder of Rio Grande a (i) stock restriction agreement, under which he agreed, without the prior written consent of Coastal LP received from the then principal shareholder not to sell, assign, transfer, pledge or otherwise encumber any of his rights in or to shares of Rio Grande common stock purchased by Coastal LP, or any unpaid dividends or other distributions or payments with respect thereto or grant a lien in any thereof, and (ii) a proxy to Coastal LP, with respect to all shares of Rio Grande capital stock owned by him. In addition, Coastal LP, as long as it maintained a certain minimum investment in Rio Grande, was granted veto power, through October 20, 1997, over the ability of Rio Grande to enter into any significant transaction affecting Rio Grande without the prior written consent of Coastal LP. The proceeds received by Rio Grande pursuant to the Securities Purchase Agreement were used to fund the final payment obligations to Gold Fields. As part of the Securities Purchase Agreement, David Fraser, a current director of Registrant, was paid a finder's fee equal to $70,000 in cash, 3.39 shares of Rio Grande common stock and acquired from Coastal LP warrants to purchase 150,000 shares of Registrant's common stock.

         As of October 11, 1996, conversion of the convertible promissory note, partial exercise of the warrant and further purchase of Rio Grande common stock had given Coastal LP approximately 15.5 million shares of Rio Grande's voting stock.

3.       The Coastal LP Transaction
         --------------------------

         Effective October 11, 1996, the Registrant's Board of Directors approved the acquisition of 80.74% of the common stock of Rio Grande. As a result of the transaction, Coastal LP increased its ownership in the Registrant from approximately 16% to slightly over 80%. This transaction was the culmination of numerous transactions contemplated and effected between Coastal LP and the Registrant (see "Item 1.").

         The Registrant acquired the Rio Grande stock in the following manner:

         (a) Coastal LP contributed 15,500,000 of its Rio Grande shares to Registrant in exchange for 22,475,000 newly issued common shares of Registrant based on an exchange ratio of one share of Rio Grande for 1.45 shares of Registrant.

         (b) In exchange for 9,000,000 Rio Grande common shares, Registrant canceled its outstanding 10-year Settlement Warrant to purchase 17,000,000 Rio Grande shares at 0.24 per share. The terms of the Agreement whereby the Settlement Warrant was acquired were set forth in Registrant's Form 8-K dated June 26, 1996.

         (c) Registrant agreed to sell its mineral prospects known as Red Hills Property (also obtained by the Registrant as part of the Agreement referred to in the June 26, 1996 Form 8-K), to Rio Grande for 2,500,000 newly issued Rio Grande shares. At the time of the transaction, the Red Hills Property was carried on Registrant's balance sheet at a value of $116,000 and was subject to a three-year option by Rio Grande to purchase the property for $600,000.

         (d) Registrant converted a note for $484,810 for 3,729,307 shares of newly issued Rio Grande Stock in fiscal 1997.

         (e) Registrant assumed the obligations of Rio Grande under a certain note payable to AMAX of approximately $382,000 (including interest) for 2,936,484 newly issued Rio Grande shares.

         (f) Registrant accepted 7,675,917 newly issued shares of Rio Grande as payment for outstanding advances.

         (g) As a result of the transactions described above, Registrant has acquired 47,594,676 Rio Grande common shares, or approximately 88.08% of the total Rio Grande shares outstanding.

4.       Director Relationships
         ----------------------

         Registrant's Board of Directors comprises four members, all of whom are also directors of Rio Grande and three of whom are consultants to or employees of Coastal Inc. or its affiliates. Rio Grande's Board of Directors comprises five members, four of which are directors of the Registrant and the fifth is an executive officer of Rio Grande. The general partner of Coastal LP is Coastal Capital Partners, Inc., a Delaware Corporation. Two of Registrant's directors are directors of Coastal LP's general partner and one is a partner in Coastal LP.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)(1)   Financial Statements
         --------------------
         The following financial statements of the Registrant are filed herewith (page numbers refer to page numbers of financial statements):


Page
----

F-1      Report of Independent Accountants

F-3      Consolidated Balance Sheets - October 31, 1998 and 1997

F-4      Consolidated Statements of Operations - Years ended October 31, 1998 and 1997

F-5 Consolidated Statements of Stockholder's Equity - Years ended October 31, 1998 and 1997

F-6      Consolidated Statements of Cash Flows - Years ended October 31, 1998 and 1997

F-7      Notes to Consolidated Financial Statements, October 31, 1998

(a)(2)   Exhibits Required to be Filed by Item 601 of Regulation S-B
         -----------------------------------------------------------

      (3)(i)(a) Articles of Incorporation as amended to date including 1990 amendments regarding one-for-five reverse stock split and merger of Belcor Financial, Inc., into Registrant filed with Form 10-K for year ended October 31, 1990. Incorporated by Reference.

         (i)(b) Amendment to Articles of Incorporation filed July 29, 1998, changing Registrant's name and increasing authorized capital, filed herewith.

         (ii) Bylaws filed with Form 10K for one year ended October 31, 1990. Incorporated by Reference.

     (10)(a) Copy of January 31, 1993, Severance and Retirement Agreement and Consulting Agreement with M. Douglas Caffey filed as an exhibit to Form 10K for year ended October 31, 1993. Incorporated by Reference.

         (b) Agreement and Plan of Reorganization, dated as of December 1, 1993, between SilTex Resources, Incorporated and Registrant, filed as an exhibit to Form 8-K dated October 20, 1994. Incorporated by Reference.

         (c) Copy of Warrant Purchase and Investor's Rights Agreement, dated as of October 20, 1994, between Coastal Capital Partners, L.P., Registrant and Mark S. Isaacs, filed as an exhibit to Form 8-K dated October 20, 1994. Incorporated by Reference.

         (d) Copy of Letter Agreement, dated October 20, 1994, by Coastal Capital Partners, L.P. regarding possible $100,000 secured loan to Registrant, filed as an exhibit to Form 8-K dated October 20, 1994. Incorporated by Reference.

         (e) Copy of Investor's Rights Agreement, dated as of October 3, 1995, between Coastal Capital Partners, L.P., the Registrant, Rio Grande Mining Company and certain other security holders of the Registrant, filed as an exhibit to Form 8-K dated October 3, 1995. Incorporated by Reference.

         (f) Copy of Termination Agreement dated as of October 3, 1995, between Rio Grande Mining Company and Registrant, filed as an exhibit to Form 8-K dated October 3, 1995. Incorporated by Reference.

         (g) Amended and Restated Termination Agreement, dated as of May 31, 1996 between Rio Grande Mining Company and Registrant filed as an exhibit to Form 8-K dated June 26, 1996. Incorporated by Reference.

         (h) Amended and Restated Investor's Rights Agreement, dated as of May 31, 1996 between Coastal Capital Partners, L.P., Registrant, Rio Grande Mining Company and certain other security holders of Registrant, filed as an exhibit to Form 8-K dated June 26, 1996. Incorporated by Reference.

         (i) Securities Purchase Agreement dated October 11, 1996, between Registrant and Coastal Capital Partners, L.P., filed as an exhibit to Form 8-K dated October 14, 1996. Incorporated by Reference.

         (j) Agreement of Purchase and Sale of Real Property dated October 11, 1996, between Rio Grande Mining Company and Registrant, filed as an exhibit to Form 8-K dated October 14, 1996. Incorporated by Reference.

         (k) Warrant Purchase Agreement dated October 11, 1996, between Rio Grande Mining Company and Registrant, filed as an exhibit to Form 8-K dated October 14, 1996. Incorporated by Reference.

         (l) Mining Royalty Purchase Agreement dated April 24, 1997, between Rio Grande Mining Company and AMAX Exploration Inc., filed as an exhibit to Form 8-K dated May 5, 1997. Incorporated by Reference.

         (21)  Rio Grande Mining Company, a Nevada corporation.

         (23)  Consent of independent public accountants.

         (b) No reports on Form 8-K were filed during the last quarter of the period covered by this report except that on or about September 29, 1998, under Item 5, Registrant filed, for informational purposes only, under cover of Form 8-K a copy of report by the president of Registrant which was sent to Registrant's stockholders advising them as to the Registrant's plan and programs.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

                                                SILVER ASSETS, INC.

                                       By: /s/ Andrew K. Simpson
April 8, 1999                          --------------------------------------
                                       Andrew K. Simpson, President

                                       By: /s/ John S. Durkin
April 8, 1999                          --------------------------------------
                                       John S. Durkin, Chief Financial Officer


Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and as of the dates indicated.

/s/ Andrew K. Simpson
----------------------------           Director,    April 8, 1999
    Andrew K. Simpson

/s/ Theresa C. Morris
----------------------------           Director,    April 8, 1999
    Theresa C. Morris

/s/ Edward T. Dunne
----------------------------           Director,    _______, 1999
    Edward T. Dunne

/s/ David C. Fraser
----------------------------           Director,    April 12, 1999
    David C. Fraser

                        REPORT OF INDEPENDENT ACCOUNTANTS



                Board of Directors and Shareholders
                Silver Assets, Inc. and Subsidiaries

                We have audited the accompanying consolidated balance sheets of Silver Assets, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Assets, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10, the Company has not commenced business operations, thus has no operating revenues and has a significant working capital deficit. The continued existence of the Company is dependent upon a) its ability to raise capital in order to meet its current obligations, b) its ability to fund the initial capital start-up costs and c) may ultimately depend upon mineral prices, particularly silver, exceeding their extraction costs.

                These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                STARR AND WALTERS
                ACCOUNTANCY CORPORATION

                Santa Ana, California
                February 25, 1999

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1997

                                     ASSETS

                                                      1998             1997
                                                 --------------   ---------------
Current Assets:
     Cash and cash equivalents (Note 1)          $     550,915    $       20,276
     Accounts receivable                                 1,463                94
     Due from affiliate (Note 3)                        23,276            28,029
     Prepaid expenses                                   43,080            23,244
                                                 -------------    ---------------
          Total Current Assets                         618,734            71,643
                                                 --------------   ---------------

Property and Equipment (Notes 1 and 2):
     Real estate                                        63,861            62,372
     Mineral properties                              2,052,807         2,022,807
     Equipment                                         661,336           661,336
     Furniture and fixtures, net                           145             2,261
                                                 --------------   ---------------
          Net Property and Equipment                 2,778,149         2,748,776
                                                 --------------   ---------------

Other Assets:
     Investment in land                                 25,500            25,500
     Organization costs                                  2,363             2,363
                                                 --------------   ---------------
          Total Other Assets                            27,863            27,863
                                                 --------------   ---------------

          Total Assets                           $   3,424,746     $   2,848,282
                                                 ==============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current portion of long-term debt (Note 6)  $     113,328    $      163,931
     Accounts payable                                   35,845            39,766
     Accrued expenses                                  146,442            27,417
     Payable to affiliate (Note 5)                       7,523           953,830
     Note payable                                       30,000            30,000
                                                 --------------   ---------------
          Total Current Liabilities                    333,138         1,214,944

Long-term debt, net of current portion (Note 6)        332,118           398,780
                                                 --------------   ---------------
          Total Liabilities                            665,256         1,613,724
                                                 --------------   ---------------

Minority Interest in Consolidated Subsidiary
 (Note 1)                                              150,128           303,153

Stockholders' Equity (Note 8):
     Common stock, $0.001 par value,
     100,000,000 shares authorized;
     55,692,944 issued and outstanding
     in 1998; and $0.10 par value,
     30,000,000 shares authorized;
     29,053,464 shares issued and
     outstanding in 1997                                55,693         2,905,347
     Additional paid-in capital                     22,394,219        16,534,222
     Accumulated deficit                           (19,840,550)      (18,508,164)
                                                 --------------   ---------------
          Total Stockholders' Equity                 2,609,362           931,405
                                                 --------------   ---------------

          Total Liabilities and
          Stockholders' Equity                   $   3,424,746    $    2,848,282
                                                 ==============   ===============

The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  For the Years ended October 31, 1998 and 1997


                                                      1998             1997
                                                 --------------   ---------------
Revenue                                          $       2,372    $        5,859
                                                 --------------   ---------------

Costs and Expenses:
     Salaries and benefits                             180,565           162,094
     Consulting fees                                   558,531           267,826
     Legal expense                                     130,441           274,983
     Accounting and auditing                            75,053            90,661
     Depreciation and amortization                       2,116             2,144
     Other general and administrative expenses         346,610           192,707
          Total Costs and Expenses               --------------   ---------------
                                                     1,293,316           990,415
                                                 --------------   ---------------

Loss from Operations                                (1,290,944)         (984,556)

Other Income (Expense):
     Interest expense, net                             (96,918)          (48,495)
     Settlement expense (Note 7)                      (104,330)                -
     Other, net                                          8,553             1,407
                                                 --------------   ---------------
          Total Other Income (Expense)                (192,695)          (47,088)
                                                 --------------   ---------------

Loss from Operations Before
     Income Taxes and Minority Interests            (1,483,639)       (1,031,644)

Provision for Income Taxes                              (1,772)           (2,076)
Minority Interests in Losses of Subsidiary             153,025           130,207
                                                 --------------   ---------------

Net Loss                                         $  (1,332,386)   $     (903,513)
                                                 ==============   ===============

Net Loss Per Common Share (Note 1)               $       (0.04)   $        (0.03)
                                                 ==============   ===============

Weighted average common shares outstanding          31,273,421        28,521,798
                                                 ==============   ===============



The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  For the Years Ended October 31, 1998 and 1997


                                            Common Stock
                                       ------------------------           Additional             Accumulated
                                       Shares            Amount           Paid-in Capital        Deficit           Total
                                       ------------      ------------     ---------------        -------------     ------------
 Balance, October 31, 1996              27,990,132       $ 2,799,013      $   16,481,206         $(17,604,651)     $ 1,675,568

    Exercise of warrants                 1,063,332           106,334              53,016                    -          159,350

    Net loss for the year                        -                 -                   -             (903,513)        (903,513)
                                       ------------      ------------     ---------------        -------------     ------------

 Balance, October 31, 1997              29,053,464         2,905,347          16,534,222          (18,508,164)         931,405

    Reduction of par value                       -        (2,876,293)          2,876,293                    -                -

    Purchase of stock warrant                    -                 -              80,000                    -           80,000

    Exchange debt for stock             26,639,480            26,639           2,903,704                    -        2,930,343

    Net loss for the year                        -                 -                   -           (1,332,386)      (1,332,386)
                                       ------------      ------------     ---------------        -------------     ------------

 Balance October 31, 1998               55,692,944       $    55,693      $   22,394,219         $(19,840,550)     $  2,609,362
                                       ============      ============     ===============        =============     =============


 The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Years ended October 31, 1998 and 1997

                                                                 1998             1997
                                                            --------------   ---------------
Cash Flows from Operating Activities:
     Net loss                                               $  (1,332,386)   $     (903,513)
     Adjustments to reconcile net loss to net cash
        provided by operations:
          Depreciation and amortization                             2,116             2,144
          Decrease in minority interest                          (153,025)         (130,207)
          (Increase) decrease in accounts receivable               (1,369)            4,891
          (Increase) decrease in other current assets             (19,836)          246,812
          Decrease in accounts payable                             (3,921)          (35,357)
          Increase (decrease) in accrued expenses                 119,025           (75,902)
                                                            --------------   ---------------
Net Cash Used by Operating Activities                          (1,389,396)         (891,132)
                                                            --------------   ---------------

Cash Flows from Investing Activities:
     Additions to mineral properties and equipment                (31,489)                -
     Other, net                                                         -             2,450
                                                            --------------   ---------------
Net Cash Provided (Used) by Investing Activities                  (31,489)            2,450
                                                            --------------   ---------------

Cash Flows from Financing Activities:
     Borrowings from affiliate, net                             1,988,789           827,900
     Exercise of warrants to purchase common stock                      -           159,350
     Contribution to capital for warrants                          80,000                 -
     Principal payments on long-term debt                        (117,265)         (118,849)
                                                            --------------   ---------------
Net Cash Provided by Financing Activities                      1 ,951,524           868,401
                                                            --------------   ---------------

Increase (decrease) in Cash and Cash Equivalents                  530,639           (20,281)
Cash and Cash Equivalents, Beginning of Year                       20,276            40,557
                                                            --------------   ---------------

Cash and Cash Equivalents, End of Year                      $     550,915    $       20,276
                                                            ==============   ===============


Supplemental Disclosures:

     Non-cash investing and financing activities:
          In September 1998, Silver Assets issued 26,639,482 shares of common stock in satisfaction of a note payable plus accrued interest to Coastal in the amount of $2,930,343.

          In April 1997, Rio acquired a mineral royalty interest from Amax Exploration, Inc. for a note payable of $525,000 (See Notes 2 and 6).

          In July 1997, Rio issued 3,727,307 shares of common stock to Silver in satisfaction of a portion of a convertible note payable plus accrued interest payable to Coastal in the amount of $484,810.



                                                                 1998             1997
                                                            --------------   ---------------
     Cash paid for interest and taxes is as follows:
          Interest                                          $      38,697    $       15,643
          Taxes                                                     1,776             2,876


The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
----------------------------------------------------

ORGANIZATION AND PRINCIPLES OF CONSOLIDATION
--------------------------------------------

Silver Assets, Inc. (formerly Belcor, Inc.) (the "Company") was incorporated under the laws of California on June 18, 1932. Prior to November 1, 1995, the Company's principal business had been natural resource investment and operations. Effective November 1, 1995, the Company sold its then remaining oil and gas interests to the contract operator of the properties. No further operations were undertaken by the Company for the remainder of fiscal year 1996, except that in October 1996, Silver Assets became the majority owner of Rio Grande Minding Company. In July 1998, the Company amended its Articles of Incorporation, changing its name to Silver Assets, Inc., increasing the number of authorized shares of common stock to 100,000,000 and reducing the par value thereof to $0.001.

On October 11, 1996, through a series of stock exchanges, the Company acquired 80.74% of the common stock of Rio Grande Mining Company ("Rio"), a Nevada corporation and a development stage company. Rio's principal assets are non-operating silver and copper mineral properties located in Presidio County, Texas known as "the Shafter Presidio Silver Mine" and "Red Hills," respectively. Also, as a result of the stock exchanges, Coastal Capital Partners, LP, ("Coastal") a Delaware limited partnership and a significant shareholder of both the Company and Rio, acquired slightly over 80% of the common stock of the Company.

Because Coastal had direct or indirect control of the Company and Rio prior to the consummation of the stock exchanges referred to above, the transactions did not constitute a business combination as that term is defined in Accounting Principles Board Opinion No. 16. As a result, the transactions were accounted for at their respective historical costs (similar to the accounting for a pooling of interests).

The accompanying consolidated financial statements include the accounts of the Company, Rio (its 88.08% owned subsidiary) and Rio Grande Silver, a recently-formed Nevada corporation 100% owned by the Company. Although incorporated, Rio Grande Silver had no assets as of October 31, 1998. All significant intercompany accounts and transactions have been eliminated.

Rio is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." In accordance with the requirements of that Statement, certain additional disclosures are included in these financial statements pertaining to Rio's activities (see Note 11 - Company in the Development Stage).

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.




(Continued to page 8)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
----------------------------------------------------------------


CASH AND CASH EQUIVALENTS
-------------------------

For purposes of reporting cash flows, cash and cash equivalents include checking accounts and money market account deposits.

CONCENTRATION OF CREDIT RISK
----------------------------

The Company is subject to credit risk through cash and cash equivalents. Such amounts are placed with high credit quality financial institutions.

PROPERTY AND EQUIPMENT
----------------------

Costs associated with the acquisition of mineral properties are capitalized but not in excess of net realizable value. Management periodically evaluates the carrying value of these properties by obtaining independent appraisals. Such appraisals take into account the estimates of the ore reserves, the quality and estimated yield of the ore and the market value of the minerals which could be produced from the ore. Based on appraisals made as of January 18, 1996 (Shafter Presidio Silver Mine) and May 1, 1996 (Red Hills copper prospect) and both as updated on May 1, 1998, the carrying values of these properties did not exceed their respective net realizable values.

Equipment is comprised of an assay lab, a core sample warehouse, a large Nordberg hoist and other mine related machinery and is recorded at cost. No depletion of mineral properties or depreciation of equipment has been recorded as the mines are not operational.

Office furniture and equipment is recorded at cost and is depreciated over estimated lives of five years using the straight-line method. Costs and accumulated depreciation of office furniture and equipment sold are removed from the accounts and any gain or loss is included in income. Maintenance and repairs are charged to current operations as incurred.

COMPENSATED ABSENCES
--------------------

The Company does not accrue compensated absences as management considers the amounts to be immaterial.






(Continued to page 9)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
---------------------------------------------------------------

INCOME TAXES
------------

In February 1992, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 109, "Accounting for Income Taxes." This Statement requires a change in the method of accounting for income taxes from the deferred method to an asset and liability approach. Under this approach, deferred tax assets and liabilities are recognized for the expected future tax consequences attributable to differences between the carrying amounts of existing assets and liabilities on the financial statements and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these differences are expected to be recovered or settled. Under Statement No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company adopted Statement No. 109 at its inception.

LOSS PER SHARE
--------------

The computations of loss per share are based on the weighted average number of outstanding shares during the periods presented which include the effect of the exchange transactions as more fully described in Note 3. Outstanding warrants have not been included because their effect would be anti-dilutive.

NOTE 2 - PROPERTY AND EQUIPMENT:
--------------------------------

Property and equipment is comprised of the following:

                                                                 1998             1997
                                                            --------------   ---------------
         Real Estate                                        $      63,861    $       62,372
         Mineral Properties                                     2,052,807         2,022,807
         Mining Equipment                                         661,336           661,336
         Office Furniture and Fixtures                             27,598            27,598
                                                            --------------   ---------------
                                                                2,805,602         2,774,113
         Less:  Accumulated Depreciation                           27,453            25,337
                                                            --------------   ---------------
                                                            $   2,778,149    $    2,748,776
                                                            ==============   ===============


Mineral Properties consist of the Shafter Presidio Silver Mine ("Shafter") located in Presidio County, Texas and Red Hills Property ("Red Hills") located a few miles from Shafter. The Red Hills asset represents the mineral rights (but not the surface rights) to approximately 1,600 acres of an undeveloped copper deposit. Shafter consists of approximately 3,430 acres of land of which Rio owns or leases certain of the surface and/or mineral estate. The original ore body, mined between 1883 and 1942, produced in excess of 30 million ounces of silver. The existing Shafter project includes acreage to provide for possible reserve extensions. No mining operations have commenced at this time, because no reliable feasibility studies have been performed and no plans for production have been undertaken.




(Continued to page 10)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 2 - PROPERTY AND EQUIPMENT (continued):
--------------------------------------------

The Shafter properties are subject to certain rental and royalty agreements with a previous owner of the property and other current property lessors covering substantially all of the acreage contained within the project. In the event mineral production were to commence in the future, these agreements become effective. In April 1997, the most significant of these agreements, which required Rio to pay royalties to Amax Exploration, Inc. ("Amax"), the previous owner, of 6.25% of the net value of silver produced was purchased by Rio for $525,000, payable in varying quarterly principal installments plus interest at 8% per annum over three and one-half years. (See Note 6) An initial payment of $50,000 was made in April 1997. In July, 1998, the remaining principal balance on the note of $350,000, plus accrued interest of $2,378 was assumed by the Company in exchange for 2,936,484 shares of Rio common stock. Conveyances of the royalty interests to Rio will occur after certain aggregate principal payments have been made during the term of the agreement.

NOTE 3 - RELATED PARTY TRANSACTIONS:
------------------------------------

AMENDED AND RESTATED TERMINATION AGREEMENT
------------------------------------------

On June 26, 1996, Silver Assets and Rio entered into an Amended and Restated Termination Agreement which, among other terms, called for Rio to: 1) repay the balance of certain funds advanced by Silver Assets, 2) issue a ten-year warrant in favor of Silver Assets to purchase up to 17 million shares of Rio common stock at $0.24 per share in return for a cash payment by Silver Assets of $25,000 for the warrant, and 3) convey to Silver Assets, all of Rio's rights, title and interest to the Red Hills property, (see Note 2), subject to an option for Rio to repurchase such rights within three years for a fixed price of $600,000.

Concurrent with the execution of the Amended and Restated Termination Agreement described above, Coastal Capital Partners, LP ("Coastal"), Rio's controlling shareholder, and certain other shareholders of Silver Assets entered into an amended and restated Investors' Rights Agreement whereby Silver Assets: 1) canceled certain financing obligations of Coastal to fund Silver Assets, 2) accepted the resignations of the existing Silver Assets directors and replaced them with four Coastal nominees, 3) appointed a new chief executive officer who is a limited partner in Coastal and the chief executive officer of Rio, 4) waived certain rights to cause early termination of a previous warrant issued to Coastal, 5) executed an irrevocable proxy in favor of Coastal to vote any shares obtained by Silver Assets as a result of exercising any portion of the seven-year warrant issued by Rio under the Termination Agreement (see above), and 6) agreed to provide certain registration rights for certain unregistered shares of, or warrants to purchase, Silver Assets common stock held by Coastal and two of Silver Assets' former directors.








(Continued to page 11)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 3 - RELATED PARTY TRANSACTIONS (continued):
------------------------------------------------

AMENDED AND RESTATED INVESTORS' RIGHTS AGREEMENT
------------------------------------------------

In addition to the above mentioned Investors' Rights Agreement, Coastal agreed to make a capital contribution to Silver Assets of $100,000 in cash without the issuance of any Silver Assets securities and cancel existing warrants held by Coastal to purchase 470,000 shares of Silver Assets common stock.

In connection with the Investors' Rights Agreement, Silver Assets entered into one-year consulting agreements with its former chief executive officer and another former director whereby the former chief executive officer received a cash payment of $25,000 plus warrants to purchase 100,000 Silver Assets common shares at $0.20 per share and the former director received warrants to purchase 150,000 Silver Assets common shares, also at $0.20 per share. All of these warrants are currently exercisable.

EXCHANGE TRANSACTIONS
---------------------

Silver Assets has acquired additional shares of Rio's common stock as follows:

         In July 1997, Silver Assets acquired 3,729,307 additional shares of Rio's common stock through conversion of a note payable to Coastal (see
         Note 5) at $0.13 per share.

         In May 1998, Rio issued 6,253,001 of its common shares at $0.13 per share to Silver Assets as payment for advances and accrued interest from Silver Assets.

         In July 1998, Rio issued 2,936,484 of its common shares at $0.12 per share to Silver Assets as payment for the assumption of the Amax debt by Silver Assets.

         In September 1998, Rio issued 7,675,917 of its common shares at $0.13 per share to Silver Assets as payment for advances and accrued interest from Silver Assets.


DUE FROM AFFILIATE
------------------
                                                        1998             1997
                                                      --------         --------
Notes receivable from Coastal for purchase
     of Rio Common Stock                              $23,276          $17,675
Receivable from Coastal for reimbursement of
     expenses, net                                          -           10,354
                                                      --------         --------
                                                      $23,276          $28,029
                                                      ========         ========





(Continued to page 12)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 3 - RELATED PARTY TRANSACTIONS (continued):
------------------------------------------------

OTHER
-----

Rio holds an 8%, $30,000 note receivable from its former chairman and president which became due in September 1996. The note is collateralized by 254,370 shares of Rio's common stock owned by this individual. The note was not paid on its due date and was fully reserved on Rio's books.

In addition, Silver Assets made certain advances to this same individual (who was also the president of Silver Assets at that time) amounting to $32,873 which have not been repaid. This amount was also fully reserved.

NOTE 4 - NOTE PAYABLE
---------------------

Rio has a $30,000 note payable bearing interest at 8% issued in July 1994 to one of its minority shareholders. The note was originally due in January 1995. The Company is in discussions with the shareholder regarding the disposition of this note. Until the appropriate disposition is determined, the Company is continuing to accrue interest on the note.


NOTE 5 - PAYABLE TO AFFILIATE:
------------------------------
                                                        1998             1997
                                                      ---------        ---------
Silver note payable to Coastal at 8.5%
interest; payable on demand or by July
31, 1998; convertible into Silver common
stock (price to be determined). (a)                   $      -         $600,000

Silver advances from Coastal, including
accrued interest at 8.5%. (b)                          351,430

Due to Coastal for miscellaneous expenses
advanced.                                                7,523            2,400
                                                      ---------        ---------
                                                      $  7,523         $953,830
                                                      =========        =========



(a) In July 1997, the Company executed a new $600,000 note payable to Coastal. The note was payable on demand or in one year from the date of issue if no demand is made and bears interest at 8.5% per annum. The note was convertible by Coastal into the common stock of the Company at a price to be determined in the future. Silver Assets utilized $484,810 of the proceeds from this note to purchase additional common stock in Rio Grande, increasing its interest from 80.74% to 82.67% The stock was purchased at $0.13 per share based on a fairness opinion received from independent advisors.

(b) In October, 1997, the Company's Board of Directors approved a new note payable to Coastal in the amount of $1,200,000. The note was convertible by Coastal into the common stock of the Company at a price to be determined in the future. In September 1998, Coastal converted its outstanding notes, including accrued interest, into 26,639,482 shares of the Company's common stock.



See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 6 - LONG-TERM DEBT:
------------------------

Long-term debt is comprised of the following:
                                                        1998             1997
                                                      ---------        ----------
Silver Assets
-------------
     Amount payable to a former officer in
     annual amounts over twenty years
     including imputed interest at 7.3%;
     final payment in 2012.                           $ 71,283          $ 79,563

     Note payable to Amax Exploration, Inc.
     for purchase of royalty interest; payable
     in varying quarterly principal installments
     plus interest at 8% per annum; final payment
     of $75,000 due October 15, 2000.                  325,000           425,000

     Note payable to an individual; due in
     monthly installments of $500 including
     interest at 8%; final payment due in
     March 1998; deed of trust on Shafter
     real estate held as collateral.                         -            47,325

     Mortgage payable to a bank as a result
     of refinancing the above note payable
     to an individual; due in 120 monthly
     installments of $639.38 including
     interest at 10%; final payment due
     April 1, 2008. This note is
     collateralized by the Shafter property.            46,667                 -

     Loan payable to bank; due in equal monthly
     payments of $635 including interest at 9.75%;
     due in February 1999.                               2,496             9,499

     Other                                                   -             1,324
                                                      ---------        ----------
                                                       445,446           562,711
     Less:  Current portion                            113,328           163,931
                                                      ---------        ----------
     Long-term Portion of Notes Payable               $332,118         $ 398,780
                                                      =========        ==========



Future maturities of these obligations are as follows:

        Year Ending
         October 31
         1999                                         $113,328
         2000                                          235,640
         2001                                           10,512
         2002                                           10,454
         2003                                           10,470
      Thereafter                                        65,042
                                                      ---------
                                                      $445,446
                                                      =========
(Continued to page 15)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 6 - LONG-TERM DEBT (continued):
------------------------------------

In connection with a severance arrangement provided to the former chief executive officer of Silver in January 1993, the Board of Directors agreed to forgive an amount payable to the Company by this individual in the approximate amount of $370,000 over a twenty year period. In return, this individual is to provide the Company with consulting services over that period on an as-available and as-needed basis. In addition, the Company has agreed to reimburse him for any income taxes due as a result of the amount forgiven. The amount of the liability recorded by the Company represents the present value of the estimated income taxes which may become payable to the former officer as a result of this arrangement calculated using a discount rate of 7.3% which approximated the long-term Treasury Bond rate at the date the arrangement was approved. Any amounts which may not be payable due to the absence of a tax liability to the former officer attributable to the annual amount forgiven will be included in income when that determination is made.

NOTE 7 - CONTINGENCIES
----------------------

LEASES
------

Rio leases certain surface and mineral rights related to the Shafter property under operating leases with varying terms. Rental expense charged to operations amounted to $66,975 and $9,026 in 1998 and 1997, respectively. Future minimum rental payments under non-cancelable operating leases with initial or remaining terms in excess of one year approximate $9,000 in 1999 and thereafter.

The Company sub-leases its administrative office under a one-year sub-lease which commenced in October 1998. Monthly rental under this lease is $1,200, which is allocated one-third each to Silver Assets, to Rio Grande and to Coastal Capital Partners, Inc., the general partner of the Registrant's controlling shareholder, Coastal LP. The Company is required to pay utilities on the building. Rental expense charged to operations was $10,166 and $9,733 in 1998 and 1997, respectively.

The Company leases telephone equipment under a twenty-four month lease from June 1998 through May 2000 at a rate of $80 per month.

SHAFTER PROPERTY
----------------

In connection with the acquisition of the silver mine, Rio acquired ownership of the tailings site that contained tailings from past mining operations at the silver mine. In addition, Rio became the mineral lessee of the mill site on which the old mill was located. These sites are contiguous to other portions of the silver mine.



(Continued to page 15)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 7 - CONTINGENCIES (continued):
-----------------------------------

SHAFTER PROPERTY (CONTINUED)
----------------------------

In 1995, the tailings site was remediated by prior owners pursuant to Texas regulatory standards, and Rio quitclaimed its interest in the tailings site to Amax Exploration, Inc. (an affiliate of Cypress Amax) and terminated the lease that included the mill site. Rio could be subject to claims of liability from the State of Texas and others for conditions at the tailings site and mill site by virtue of its former interests. While management views this as unlikely owing to Rio's short ownership tenure of the tailings site and the mill site and Rio's complete lack of operational activities on these properties, the cost of defending such claims and any adverse judgment resulting therefrom, could have a material adverse effect on Rio. No such claims have been asserted.

OTHER
-----

In February 1996, an executive officer and an independent consultant to Rio sustained serious injuries in an automobile accident while traveling on company business. No claims were filed by the individual. In January 1999, the Company entered into a Settlement Agreement and Mutual Release whereby Rio will pay cash of $53,000 and the Company will issue 1,711,000 shares of its common stock to the individual. Rio will issue 1,447,769 shares of its common stock to the Company.

NOTE 8 - STOCKHOLDERS' EQUITY:
------------------------------

The Company issued warrants to Coastal, its controlling shareholder, to purchase a total of 3,000,000 shares of its common stock at $0.15 per share through October 1999. Through October 31, 1996, Coastal had exercised warrants to purchase 866,668 shares (700,001 in 1995 and 166,667 in 1996), had transferred warrants to purchase 600,000 shares to certain individuals, and canceled warrants to purchase 470,000 shares in connection with the Termination Agreement (see Note 3). In April 1997, Coastal exercised the balance of its warrants to acquire 1,063,332 shares of the Company.

In addition, certain former officers and directors of the Company hold warrants to purchase an aggregate of 700,000 common shares at exercises prices of $0.18 to $0.24 per share.



(Continued to page 16)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 8 - STOCKHOLDERS' EQUITY (continued):
------------------------------------------


In connection with its investment in Rio common stock in October 1994, Coastal received warrants to purchase 1,491,414 Rio common shares at approximately $0.18 per share which are exercisable at any time through October 1999.

The Company's Board of Directors approved the issuance of an option to purchase 250,000 shares of the Company's common stock at fair market value to its former chief financial officer. However, these options were cancelled. In addition, the Board intends to provide certain employees and advisors to the Company or Rio with equity incentives in the future. The specific terms and amounts of these incentives have not yet been determined

NOTE 9 - INCOME TAXES:
----------------------

Because the Company and subsidiaries incurred losses for the current year, only the minimum California franchise tax has been provided for in the accompanying financial statements.

As of October 31, 1995, the Company had cumulative net operating loss and investment tax credit carryforwards of approximately $17.2 million and $198,000, respectively. These losses and credits expire in varying amounts between 1997 and 2010.

In connection a series of exchange transactions, the Company and Rio underwent ownership changes on October 11, 1996 as that term is defined under income tax regulations. Because of these changes, the Company's ability to fully utilize those net operating losses and investment tax credits in the future is likely to be significantly limited.

Rio has a deferred tax asset related to the capitalization of certain expenses as pre-operating costs for tax purposes amounting to approximately $575,000 as of October 31, 1997. Due to the uncertainty regarding its ultimate realization, this asset has been fully offset by a valuation allowance.












(Continued to page 17)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998



NOTE 10 - MANAGEMENT'S PLANS:
-----------------------------

The Company's principal assets are its investments in the Shafter and Red Hills mineral properties through its majority ownership of Rio Grande Mining Company.

The Company has not commenced business operations, has no current source of revenue and has incurred significant losses. The continuing existence of the Company is dependent on its ability to raise sufficient additional capital in order to meet its current obligations, to fund the recovery of start-up costs and ultimately, the price of silver and/or copper reaching levels which provide for adequate profitability from production of minerals. These factors raise considerable doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coastal Capital Partners, LP ("Coastal") is the majority shareholder of the Company, controls the Board of Directors and can effectively cause a sale of the Company or other significant business transaction to occur. Coastal has supported the Company and Rio in the past by providing working capital through debt and equity financing. The Company from time to time has investigated third party financing. The Company is likely to be dependent on continuing support from Coastal for the foreseeable future; however, Coastal is under no obligation to provide such support and there can be no assurance it will continue to do so.

The Company's objectives are to retain its interests in the Shafter-Presidio silver mine and Red Hills projects and to make the necessary preparations for the profitable production of minerals from these properties in anticipation of increases in their market prices. Alternatively, the Company may consider a sale of all or part of its assets or the Company as a whole to achieve its profit objectives. Initiation of production at the properties will require substantial additional capital. In order to commence such production, the Company will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. At this time, there can be no assurance that either of these alternatives can be achieved on terms acceptable to the Company.

As described in Note 5, the Company has received significant funding from Coastal, its controlling shareholder, primarily in the form of loans and equity investments. The Company is reviewing other means of financing; however, no definitive plan has yet been made for this financing.









See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 11 - COMPANY IN THE DEVELOPMENT STAGE
------------------------------------------
The following supplementary information is presented for Rio Grande Mining
Company for the period from inception on September 28, 1992 through October 31,
1998:

                                                                                                            Deficit
                                                                                                            Accumulated
                                                                                              Additional    during the
                                          Preferred Stock             Common Stock            Paid in       Development
                                      Shares        Amount        Shares        Amount        Capital       Stage        Total
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance at inception, 9/28/92                  0    $        0             0    $        0    $        0    $        0   $        0
  Stock issuances:
       For services (1)                        -             -     5,087,400        50,874       (38,874)            -       12,000
       For cash                                -             -     1,833,584        18,336       414,164             -      432,500
  Net loss for the period                      -             -             -             -             -      (135,623)    (135,623)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance, December 31, 1993                     -             -     6,920,984        69,210       375,290      (135,623)     308,877
  Stock issuances:
       For services (1)                        -             -        42,395           424         8,413             -        8,837
       For cash                                -             -     3,834,628        38,346       591,654             -      630,000*
  Issuance of warrants for cash                -             -             -             -        12,500             -       12,500
  Net loss for the period                      -             -             -             -             -      (215,341)    (215,341)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance, October 31, 1994                      -             -    10,798,007       107,980       987,857      (350,964)     744,873
  Stock issuances:
       For cash                              397             4     1,954,888        19,549       319,076             -      338,629
       Refinance of note payable               -             -     4,074,965        40,750       696,963             -      737,713
  Restore amount due from affiliate            -             -             -             -             -        17,675       17,675
  Net loss for the period                      -             -             -             -             -      (271,300)    (271,300)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance, October 31, 1995                    397             4    16,827,860       168,279     2,003,896      (604,589)   1,567,590
  Purchase of warrant for cash                 -             -             -             -        25,000             -       25,000
  Stock issuances:
       For note receivable                     -             -     1,041,667        10,417       239,583             -      250,000
       Refinance of note payable               -             -     4,070,833        40,708       936,292             -      977,000
       Transfer of Red Hills mineral property  -             -     2,500,000        25,000       (25,000)            -            -
       Cancellation of settlement warrant      -             -     9,000,000        90,000       (90,000)            -            -
  Redemption of preferred stock             (397)           (4)            -             -             -             -           (4)
  Net loss for the period                      -             -             -             -             -      (569,533)    (569,533)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance, October 31, 1996                      -             -    33,440,360       334,404     3,089,771    (1,174,122)   2,250,053
  Refinance of note payable                    -             -     3,729,307        37,293       447,517             -      484,810
  Net loss for the period                      -             -             -             -             -      (742,403)    (742,403)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Balance, October 31, 1997                      0    $        0    37,169,667    $  371,697    $3,537,288   $(1,916,525)  $1,992,460


(continued on page F-22)

See accompanying accountants' report.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 11 - COMPANY IN THE DEVELOPMENT STAGE (continued):
-------------------------------------------------------
The following supplementary information is presented for Rio Grande Mining
Company for the period from inception on September 28, 1992 through October 31,
1998:

                                                                                                            Deficit
                                                                                                            Accumulated
                                                                                              Additional    during the
                                          Preferred Stock             Common Stock            Paid in       Development
                                      Shares        Amount        Shares        Amount        Capital       Stage        Total
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
Subtotal from page 18                          0    $        0    37,169,667    $  371,697    $3,537,288    $(1,916,525) $1,992,460
  Stock issuances:
       Refinance of note payable
         with equity                           -             -     6,253,001        62,530       750,360             -      812,890
       Transfer of note payable                -             -     2,936,484        29,364       323,014             -      352,378
       For cash                                -             -     7,675,917        76,759       921,110             -      997,869
  Issuance of stock warrants                   -             -             -             -        80,000             -       80,000
  Net loss for the period                      -             -             -             -             -    (1,054,567)  (1,054,567)
                                      -----------   -----------   -----------   -----------   -----------   -----------  -----------
                                               0    $        0    55,982,569    $  540,350    $5,611,772   $(2,971,092)  $3,181,030
                                      ===========   ===========   ===========   ===========   ===========   ============ ===========









(1)  Based on value of services rendered.
(2) For a description of the Company's development activities, See Notes 2, 7 and 10.
 *   Net of $45,000 in transaction fees.


See accompanying accountants' report.