Form 10QSB
period 1999-01-31
SILVER ASSETS INC
filed 1999-05-05
CIK 99286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended JANUARY 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934



                                     0-8425
                                     ------
                             Commission File Number

                               SILVER ASSETS, INC.
                               -------------------
        (Exact name of small business issuer as specified in its charter)


        California                                     95-2369956
        ----------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


                     19320 Sonoma Highway, Sonoma, CA 95476
                     --------------------------------------
                    (Address of principal executive offices)

                                 (707) 935-3284
                                 --------------
                           (Issuer's telephone number)

                                 Not Applicable
                                 --------------
      (former address and former fiscal year, if changed since last report)


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X          No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date: As of April 30, 1999

    Common Stock, $.001 Par Value                        60,750,080 shares
    -----------------------------                        -----------------

         Traditional Small Business Disclosure Format (check one):

                           Yes_____        No __X__

                               SILVER ASSETS, INC.

                         PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-KSB.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31, 1999, and the results of its operations and changes in its cash flows for the three month periods ended January 31, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


                      Silver Assets, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                     January 31, 1999 and October 31, 1998
                                   UNAUDITED


                                                         January 31,                October 31,
                                                            1999                        1998
                                                     ------------------         ------------------

                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                       $         227,285          $         550,915
     Accounts receivable                                         1,744                      1,463
     Due from affiliates                                        17,561                     23,276
     Prepaid expenses                                           35,001                     43,080
                                                     ------------------         ------------------
          Total current assets                                 281,591                    618,734
                                                     ------------------         ------------------
Property and equipment:
     Real estate                                                63,861                     63,861
     Mineral properties                                      2,052,807                  2,052,807
     Equipment                                                 708,336                    661,336
     Furniture and fixtures, net                                     0                        145
                                                     ------------------         ------------------
          Net property and equipment                         2,825,004                  2,778,149
                                                     ------------------         ------------------
Other assets:
    Investment in Land                                          25,500                     25,500
    Organization costs                                           2,364                      2,363
                                                     ------------------         ------------------
          Total other assets                                    27,864                     27,863
                                                     ------------------         ------------------
Total Assets                                         $       3,134,459          $       3,424,746
                                                     ==================         ==================


                               LIABILITIES AND STOCKHOLDERS' EQUITY
                               ------------------------------------

Current liabilities:
     Notes payable                                   $          30,637          $          30,000
     Payable to affiliates                                     150,911                      7,523
     Accounts payable                                           30,629                     35,845
     Accrued expenses                                           40,891                    146,442
     Current portion of long-term debt                          85,832                    113,328
                                                     ------------------         ------------------
          Total current liabilities                            338,900                    333,138
Long-term debt, net of current portion                         331,364                    332,118
Minority interest in consolidated subsidiary                   106,519                    150,128
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 60,750,080 shares issued and outstanding
          at January 31, 1999 and 55,692,944 issued and
          outstanding at October 31, 1998                       60,632                     55,693
     Additional paid-in capital                             22,527,535                 22,394,219
     Accumulated deficit                                   (20,230,491)               (19,840,550)
                                                     ------------------         ------------------
          Total stockholders' equity                         2,357,676                  2,609,362
                                                     ------------------         ------------------
Total Liabilities and Stockholders' Equity           $       3,134,459          $       3,424,746
                                                     ==================         ==================

   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                     Consolidated Statements of Operations
              For the Three Months ended January 31, 1999 and 1998
                                   UNAUDITED

                                                     For the Quarter Ended
                                                          January 31,
                                                     1999            1998
                                                 -------------   -------------

Revenue:
     Net sales
     Other                                       $        379    $        991
                                                 -------------   -------------
                                                          379             991
                                                 -------------   -------------
Costs and Expenses:
     Salaries and benefits                             82,162          48,669
     Consulting fees                                  174,113          90,609
     Legal expense                                     15,575          26,202
     Accounting and auditing                           12,368          26,987
     Depreciation and amortization                        145             529
     Other general and administrative expenses        142,618          81,829
                                                 -------------   -------------
                                                      426,980         274,825

Loss from Operations                                 (426,601)       (273,834)
Other income(expense):
     Interest income (expense), net                    (7,024)        (33,826)
     Other, net                                            75              75
                                                 -------------   -------------
Loss from Operations before
     income taxes                                    (433,550)       (307,585)
Provision for income taxes                                  0               0
Minority Interests in Losses of Subsidiary             43,610          55,365
                                                 -------------   -------------

Net Loss                                         $   (389,940)   $   (252,220)

Net Loss per Share                               $      (0.01)   $      (0.01)

Weighted average common shares outstanding         56,766,738      29,053,464

   The accompanying notes are an integral part of these financial statements

                                  Silver Assets, Inc. and Subsidiaries
                                  Consolidated Statement of Cash Flows
                          For the Three Months Ended January 31, 1999 and 1998
                                               UNAUDITED



                                                      Quarter ended January 31,
                                                         1999         1998
                                                      ----------   ----------
From Operating Activities:
     Net loss                                         ($389,940)   ($208,295)
     Depreciation                                           145          867
     Issuance of common stock for services              138,255
     Decrease in minority interest                      (43,609)     (30,543)
     Changes in current assets and liabilities:
          Accounts receivable                             5,434        4,731
          Other current assets, net                       8,079      214,795
          Accounts payable                               (5,216)      (2,350)
          Accrued expenses                             (105,551)     (36,796)
          Note payable to affiliate                     143,388      (33,363)
          Other current liabilities, net                    635
                                                      ----------   ----------
Net Cash used by Operating Activities                  (248,380)     (90,954)
                                                      ----------   ----------
Cash Flows from Investing Activities:
     Additions to mineral properties and equipment      (47,000)
                                                      ----------   ----------
Net Cash used by Investing Activities                   (47,000)
                                                      ----------   ----------
Cash Flows from Financing Activities:
     Increase in Notes and Advances from Affiliate                    88,290
     Principal payments on long-term debt, net          (28,250)      (2,329)
                                                      ----------   ----------
Net Cash provided from Financing Activities             (28,250)      85,961
                                                      ----------   ----------

Net Increase(Decrease) in Cash and Cash Equivalents    (323,629)      (4,993)
Cash and Cash Equivalents, beginning of year            550,915       40,557
                                                      ----------   ----------

Cash and Cash Equivalents, end of period              $ 227,286    $  35,564

   The accompanying notes are an integral part of these financial statements.

                               SILVER ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 1999

1.       Basis of Presentation
         ---------------------

The accompanying unaudited condensed financial consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and
Article 10 of Regulation S-B. Accordingly, they do not include all financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimates) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 1999. For further information, the reader should refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.

The accompanying financial statements include the accounts of the Company, Rio Grande Mining Company ("Rio Grande"), its 88.9 % owned subsidiary and Rio Grande Silver ("Silver"), a 100% owned Nevada corporation. Silver had no assets as of January 31, 1999. All significant intercompany accounts and transactions have been eliminated.

Rio Grande is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See page 8 for supplemental disclosure relating to Rio Grande's changes in stockholders' equity from inception through January 31, 1999.

2.       Stock issuances
         ---------------

The Company authorized the issuance of 1,711,000 shares of common stock on December 29, 1998, to settle a personal injury claim against the Company's subsidiary Rio Grande. Rio Grande issued 1,447,769 shares of its common stock to the Company in exchange for the Company's issuance to the claimant.

The Company issued 2,946,136 shares of common stock on January 12, 1999 to certain key employees and consultants to the Company and Rio Grande in accordance with prior agreements to issue such stock for services rendered. The number of shares issued was based upon a fair market value of $.03 per share. Of these shares, 2,396,136 were issued in exchange for 2,027,500 shares of Rio Grande common stock to the Company in connection with Rio Grande employees and consultants who had initially received Rio Grande shares.

The Company authorized the issuance of 400,000 shares of common stock on January 29, 1999, to a mining company as partial payment for an option to acquire certain mill equipment for use by Rio Grande. Rio Grande issued 338,461 shares of its common stock to the Company in consideration of the Company's delivery of its shares for the option.

3.       Management's Plans
         ------------------

The Company's principal assets are its investments in the Shafter-Presidio Silver Mine (the "Silver Mine") and Red Hills mineral properties through its majority ownership of Rio Grande Mining Company. The Company has not commenced business operations, has no current source of revenue and has incurred significant losses. The continuing existence of the Company is dependent upon its ability to raise sufficient additional capital in order to meet its current obligations, to fund the recovery of start-up costs and ultimately, the price of silver and/or copper reaching levels which provide for adequate profitability from production of minerals. These factors raise considerable doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coastal Capital Partners, LP ("Coastal") is the majority shareholder of the Company, controls the election of the Board of Directors and can effectively cause a sale of the Company or other significant business transaction to occur. Coastal has supported the Company and Rio Grande in the past by providing working capital through debt and equity financing. The Company from time to time has investigated third party financing. The Company is likely to be dependent upon continued support from Coastal for the foreseeable future; however, Coastal is under no obligation to provide such support and there can be no assurance it will continue to do so.

The Company's present objectives are to retain its interests in its properties and to make necessary preparations for the profitable production of minerals from these properties in anticipation of increases in their market prices. Alternatively, the Company may consider a merger or sale of all or part of its assets or the Company as a whole to achieve its profit objectives. Initiation of production at the properties will require substantial additional capital. In order to commence such production, the Company will need to raise sufficient capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. At this time, there can be no assurance that either of these alternatives can be achieved on terms acceptable to the Company.

4.       Company in the Development Stage
         --------------------------------

The supplementary information on the following page is presented for Rio Grande Mining Company for the period from inception on September 28, 1992 through January 31, 1999.



                                               Silver Assets, Inc. and Susidiaries
                                     Supplemental Disclosure-Company in the Development Stage
                                                    Rio Grande Mining Company
                                                 Schedule of Stockholders' Equity
                           For the Period from Inception on September 28, 1992 through January 31, 1999

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                                             Additional   during the
                                              Preferred Stock          Common Stock           Paid in     Development
                                             Shares    Amount      Shares        Amount       Capital        Stage         Total
                                            --------  --------  ------------  ------------  ------------  ------------  ------------
Balance at inception, September 28, 1992          0         0             0             0             0             0             0
   Stock issuances:
      For services(1)                                             5,087,400   $    50,874   $   (38,874)                $    12,000
      For cash                                                    1,833,584        18,336       414,164                     432,500
   Net loss for the period                                                                                   (135,623)     (135,623)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1993                                        6,920,984        69,210       375,290      (135,623)      308,877
   Stock issuances:
      For services(1)                                                42,395           424         8,413                       8,837
      For cash                                                    3,834,628        38,346       591,654                     630,000
   Issuance of warrants for cash                                                                  12,500                     12,500
   Net loss for the period                                                                                   (215,341)     (215,341)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1994                                        10,798,007       107,980       987,857      (350,964)      744,873
   Stock issuances:
      For cash                                  397         4     1,954,888        19,549       319,076                     338,629
      Refinance of note payable                                   4,074,965        40,750       696,963                     737,713
   Restore amount due from affiliate                                                                           17,675        17,675
   Net loss for the period                                                                                   (271,300)     (271,300)
                                            --------  --------  ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1995                       397         4    16,827,860       168,279     2,003,896      (604,589)    1,567,590
   Purchase of warrant for cash
   Stock issuances:                                                                              25,000                      25,000
      For note receivable                                         1,041,667        10,417       239,583                     250,000
      Refinance of note payable                                   4,070,833        40,708       936,292                     977,000
      Transfer of Red Hills mineral property                      2,500,000        25,000       (25,000)
      Cancellation of settlement warrant                          9,000,000        90,000       (90,000)
   Redemption of preferred stock               (397)       (4)                                                                   (4)
   Net loss for the period                                                                                   (569,533)     (569,533)
                                            --------  --------  ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1996                                        33,440,360       334,404     3,089,771    (1,174,122)    2,250,053
   Refinance of note payable                                      3,729,307        37,293       447,517                     484,810
   Net loss for the period                                                                                   (742,403)     (742,403)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1997                                        37,169,667       371,697     3,537,288    (1,916,525)    1,992,460
   Stock issuances:
     Refinance of note payable with equity                        6,253,001        62,530       750,360                     812,890
     Transfer of note payable                                     2,936,484        29,364       323,014                     352,378
     For Cash                                                     7,675,917        76,759       921,110                     997,869
  Issuance of stock warrants                                                                     80,000                      80,000
  Net loss for the period                                                                                  (1,054,567)   (1,054,567)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1998                                        54,035,069       540,350     5,611,772    (2,971,092)    3,181,030
   Stock issuances:
      For services(1)                                             2,027,500        20,275        31,055                      51,330
     Settlement of lawsuit                                        1,447,769        14,478        43,947                      58,425
     Purchase of option                                             338,461         3,385         8,615                      12,000
     Net loss for the period                                                                                 (356,410)     (356,410)
                                            --------  --------  ------------  ------------  ------------  ------------  ------------
Balance, January 31, 1999                         0         0    57,848,799   $   578,488   $ 5,695,389   $(3,327,502)  $ 2,946,375

Notes:
   (1) Based on value of services rendered.
   (2) For a description of the Company's development activities, see Notes 2,7 and 11 in the Company's October 31, 1998 10-KSB.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation:
------------------


                                       January 31, 1999         January 31, 1998

Net Revenues                                $ 379                     $ 991

Net Loss                                 ($ 389,940)               ($ 252,220)

Net Loss per share                          ($.01)                   ($.01)

Working Capital (Deficiency)              ($ 57,309)              ($ 1,440,033)

Total Assets                             $ 3,134,459               $ 2,849,751

Long-Term Debt                            $ 331,364                 $ 371,920

Stockholders' Equity                     $ 2,357,676                $ 679,184


         The Registrant's 88.9% owned subsidiary, Rio Grande, is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is the Shafter-Presidio Silver Mine, a non-operating silver property located in Presidio County, Texas referred to as the "Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Form 10-KSB (for the fiscal year ended October 31, 1998) Item 2 "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in prior years in connection with the Silver Mine. Management has obtained recent updates of independent appraisals performed for the Silver Mine and Red Hills Property which indicate that the carrying values of these mineral properties do not presently exceed their net realizable values.

         Net revenues for the first quarter of 1998 and 1997 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year.

         Substantial expenses were incurred during the first quarter of fiscal 1999, as well as the first quarter of fiscal 1998, in connection with the acquisition and/or evaluation of the Silver Mine. However, total expenses for the first quarter of fiscal 1999 were 155% of those incurred during the same period of fiscal 1998. This substantial increase is due to the significant expansion of activities related to the preparation of the Silver Mine for the profitable production of minerals. Legal and accounting expenses decreased by $ 25,246, quarter to quarter, as Registrant improved efficiencies in its administrative functions. However, salaries, employee benefits, consulting fees and other mine related expenses increased by $177,402, quarter to quarter, as a result of costs incurred in preparing the Silver Sine for mineral production.

         Registrant had approximately $227,285 of cash as of January 31, 1999 compared to $550,915 at October 31, 1998. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant is currently determining the viability of proceeding with a production plan at the Silver Mine and in that regard, in January 1999, optioned certain used mill property that should be appropriate for the anticipated mining operations.

         In the past, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In fiscal 1998, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,866,000, through the issuance of notes and advances (which were later converted to common stock in Registrant) and the purchase and/or exercise of warrants. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

         Registrant's objectives are to make the necessary preparations for the profitable production of minerals from the Silver Mine and Red Hills Property in anticipation of increases in the market prices of such minerals even while considering a sale of all or part of its assets, of Rio Grande, or a sale of Registrant as a whole to achieve its profit objectives. At this time, there can be no assurance that any of these alternatives can be achieved on terms acceptable to the Registrant.

             Cautionary Statement for Purposes of the "Safe Harbor"
             ------------------------------------------------------
       Provisions of the Private Securities Litigation Reform Act of 1995
       ------------------------------------------------------------------

         From time to time the Registrant will make written and oral forward-looking statements about matters that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development of the Shafter Project, that significant mineral resources exist and can be economically developed and readily and profitably marketed, and that there will be no material adverse change in the market for such minerals or in the Registrant's sources of funding. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions including fluctuations in mineral prices, unexpected geological conditions, the speculative nature of mineral exploration and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from the results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Quarterly Report on Form 10-QSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

(a) On or about January 12, 1999, the Company authorized the issuance of 2,946,136 shares of its common stock.
(b) The shares were privately sold to ten individuals who were key employees or consultants to the Company or Rio Grande.
(c) 2,396,136 of said shares were issued in exchange for 2,027,500 shares of Rio Grande common stock which in turn were issued, together with the balance of the Company shares for services rendered to Rio Grande and or/the Company.
(d) The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering.

(a) On or about December 29, 1998, the Company authorized the issuance of 1,711,000 shares of its common stock
(b)     The shares were privately sold to one individual.
(c) 1,447,769 shares of Rio Grande were received by the Company in exchange for the Company shares. The Rio Grande shares and the Company shares in exchange were issued in settlement of a personal injury claim against Rio Grande.
(d) The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering.


(a) On or about January 29, 1999, the Company authorized the issuance of 400,000 shares of its common stock.
(b)     The shares were privately sold to one company.
(c) The shares were issued in exchange for 338,461 shares of Rio Grande common stock which had been issued by Rio Grande to that company in payment of an option to acquire certain mill equipment.
(d) The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                              Silver Assets, Inc.

   Date: May 4, 1999                    By: /s/ Andrew K. Simpson
        ------------                       -----------------------
                                           Andrew K. Simpson
                                           President and
                                           Chief Executive Officer



   Date: May 4, 1999                        /s/ John S. Durkin
        ------------                        ----------------------
                                            John S. Durkin
                                            Chief Financial Officer