Form 10QSB
period 1999-04-30
SILVER ASSETS INC
filed 1999-06-14
CIK 99286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended APRIL 30, 1999

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

      Yes  X      No
          ---        ---

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the close of the latest practicable date:      As of  May 31, 1999

    Common Stock, $.001 Par Value                    60,750,080 shares
    -----------------------------                    -----------------

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30, 1999, and the results of its operations and changes in its cash flows for the three and six month periods ended April 30, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.


                      Silver Assets, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                      April 30, 1999 and October 31, 1998
                                   UNAUDITED


                                                                   APRIL 30,      OCTOBER 31,
                                                                      1999           1998
                                                                 -------------   -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                   $    350,828    $    550,915
     Accounts receivable                                                  694           1,463
     Due from affiliates                                               24,283          23,276
     Prepaid expenses                                                  34,666          43,080
     Non-Refundable Option Payment (Notes 2 & 3)                      197,000               0
                                                                 -------------   -------------
          Total current assets                                        607,471         618,734
                                                                 -------------   -------------
Property and equipment:
     Real estate                                                       63,861          63,861
     Mineral properties                                             2,052,807       2,052,807
     Equipment                                                        661,336         661,336
     Furniture and fixtures, net                                            0             145
                                                                 -------------   -------------
          Net property and equipment                                2,778,004       2,778,149
                                                                 -------------   -------------
Other assets:
    Investment in Land                                                 25,500          25,500
    Organization costs                                                  2,363           2,363
                                                                 -------------   -------------
          Total other assets                                           27,863          27,863
                                                                 -------------   -------------
Total Assets                                                     $  3,413,338    $  3,424,746
                                                                 =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Notes payable                                               $     30,000    $     30,000
     Payable to affiliates                                            790,777           7,523
     Accounts payable                                                  84,944          35,845
     Accrued expenses                                                  33,775         146,442
     Current portion of long-term debt                                 60,832         113,328
                                                                 -------------   -------------
          Total current liabilities                                 1,000,327         333,138
Long-term debt, net of current portion                                330,094         332,118
Minority interest in consolidated subsidiary                           71,621         150,128
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 60,750,080 shares issued and outstanding
          at April 30, 1999 and 55,692,944 issued and
          outstanding at October 31, 1998                              60,632          55,693
     Additional paid-in capital                                    22,527,535      22,394,219
     Accumulated deficit                                          (20,576,870)    (19,840,550)
                                                                 -------------   -------------
          Total stockholders' equity                                2,011,296       2,609,362
                                                                 -------------   -------------
Total Liabilities and Stockholders' Equity                       $  3,413,338    $  3,424,746
                                                                 =============   =============

   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                      Consolidated Statements of Operations
               For the Three Months ended April 30, 1999 and 1998
                                   UNAUDITED

                                                     1999           1998
                                                 ------------   ------------

Revenue:
     Net sales                                   $         0    $         0
     Other                                               523            523
                                                 ------------   ------------
                                                         523            523
                                                 ------------   ------------
Costs and Expenses:
     Salaries and benefits                            52,742         43,504
     Consulting fees                                 189,113        147,088
     Legal expense                                    27,667         63,326
     Accounting and auditing                          14,856         20,243
     Depreciation and amortization                         0            529
     Other general and administrative expenses        85,863         87,469
                                                 ------------   ------------
                                                     370,241        362,159

Loss from Operations                                (369,718)      (361,636)
Other income(expense):
     Interest income (expense), net                  (11,633)       (43,266)
     Other, net                                           75          8,330
                                                 ------------   ------------
Loss from Operations before
     income taxes                                   (381,276)      (396,572)
Provision for income taxes                                 0
Minority Interests in Losses of Subsidiary            34,897         50,711
                                                 ------------   ------------

Net Loss                                         $  (346,379)   $  (345,861)
                                                 ============   ============

Net Loss per Share                               ($     0.01)   ($     0.01)

Weighted average common shares outstanding        60,750,080     29,053,464


   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                For the Six Months ended April 30, 1999 and 1998
                                   UNAUDITED


                                                       1999           1998
                                                   ------------   ------------

Revenue:
     Net sales                                     $         0     $        0
     Other                                                 902          1,514
                                                   ------------    ------------
                                                           902          1,514
Costs and Expenses:
     Salaries and benefits                             134,904         86,243
     Consulting fees                                   363,226        219,516
     Legal expense                                      43,242         89,527
     Accounting and auditing                            27,224         47,230
     Depreciation and amortization                         145          1,058
     Other general and administrative expenses         228,481        156,223
                                                   ------------   ------------
                                                       797,222        599,797

Loss from Operations                                  (796,320)      (598,283)
Other income(expense):
     Interest income (expense), net                    (18,657)       (77,092)
     Other, net                                            150          8,405
                                                   ------------   ------------
Loss from Operations before
     income taxes                                     (814,827)      (666,970)
Provision for income taxes                                   0              0
Minority Interests in Losses of Subsidiary              78,507         68,890
                                                   ------------   ------------

Net Loss                                           $  (736,320)   $  (598,080)
                                                   ============   ============

Net Loss per Share                                       (0.01)         (0.02)

Weighted average common shares outstanding          58,758,409     29,053,464


   The accompanying notes are an integral part of these financial statements


                      Silver Assets, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                For the Six Months Ended April 30, 1999 and 1998
                                      UNAUDITED

                                                                                           Six months ended April 30,
                                                                                           1999                 1998
                                                                                       -------------        -------------
From Operating Activities:
     Net loss                                                                          $   (736,320)        $   (598,080)
     Depreciation                                                                               145                1,058
     Issuance of common stock for services                                                  138,255
     Decrease in minority interest                                                          (78,507)             (68,890)
     Changes in current assets and liabilities:
          Accounts receivable                                                                  (238)                 (76)
          Other current assets, net                                                           8,414               (3,827)
          Accounts payable                                                                   49,099              (46,109)
          Accrued expenses                                                                 (112,667)              36,424
          Note payable to affiliate                                                         783,254               24,553
          Other current liabilities, net
                                                                                       -------------        -------------
Net Cash used by Operating Activities                                                        51,434             (654,947)
                                                                                       -------------        -------------
Cash Flows from Investing Activities:
     Acquisition of purchase rights to mineral property or equipment                       (197,000)             (30,000)
                                                                                       -------------        -------------
Net Cash used by Investing Activities                                                      (197,000)             (30,000)
                                                                                       -------------        -------------
Cash Flows from Financing Activities:
     Note payable from bank                                                                                       48,350
     Increase in Notes and Advances from Affiliate                                                               747,867
     Principal payments on long-term debt, net                                              (54,520)            (110,194)
     Other, net                                                                                                   (1,489)
                                                                                       -------------        -------------
Net Cash provided from Financing Activities                                                 (54,520)             684,534
                                                                                       -------------        -------------

Net Increase(Decrease) in Cash and Cash Equivalents                                        (200,087)                (413)
Cash and Cash Equivalents, beginning of year                                                550,915               20,276
                                                                                       -------------        -------------

Cash and Cash Equivalents, end of period                                               $    350,828         $     19,863
                                                                                       =============        =============


   The accompanying notes are an integral part of these financial statements

                               SILVER ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 1999

1.   Basis of Presentation
     ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimates) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 1999. For further information, the reader should refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.

The accompanying financial statements include the accounts of the Company, Rio Grande Mining Company ("Rio Grande"), its 88.9 % owned subsidiary and Rio Grande Silver ("Silver"), a 100% owned Nevada corporation. Silver had no assets as of April 30, 1999. All significant intercompany accounts and transactions have been eliminated.

Rio Grande is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See page 9 for supplemental disclosure relating to Rio Grande's changes in stockholders' equity from inception through April 30, 1999.

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

The Company authorized the issuance of 400,000 shares of common stock on January 29, 1999, to another mining company as partial payment for an option to acquire certain mill equipment for use by Rio Grande. Rio Grande issued 338,461 shares of its common stock to the Company in consideration of the Company's delivery of its shares for the option. (See Note 3)

3.   Option on Mining Equipment
     --------------------------

The Company has acquired an option on certain mill equipment from another mining company with respect to its making necessary preparations for the production of minerals from Rio Grande's mining properties. Cash payments of $185,000 and the issue of 400,000 shares of the Company's stock have been made to that mining company. In the event that the Company does not exercise its option to acquire the mill equipment, the consideration given for this option are non-refundable.

4.   Management's Plans
     ------------------

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

The Company's present objectives are to retain its interests in its properties and to make necessary preparations for the potential production of minerals from these properties in anticipation of increases in their market prices. Alternatively, the Company may consider a merger or sale of all or part of its assets or the Company as a whole to achieve its profit objectives. Initiation of production at the properties will require substantial additional capital. In order to commence such production, the Company will need to raise sufficient capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. At this time, there can be no assurance that either of these alternatives can be achieved on terms acceptable to the Company.

5.   Company in the Development Stage
     --------------------------------

The supplementary information on the following page is presented for Rio Grande Mining Company for the period from inception on September 28, 1992 through April 30, 1999.


                       Silver Assets, Inc. and Susidiaries
            Supplemental Disclosure-Company in the Development Stage
                            Rio Grande Mining Company
                        Schedule of Stockholders' Equity
   For the Period from Inception on September 28, 1992 through April 30, 1999

                                                                                                           Deficit
                                                                                                          Accumulated
                                                                                             Additional   during the
                                                 Preferred Stock           Common Stock       Paid in     Development
                                                Shares      Amount      Shares      Amount     Capital       Stage         Total
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance at inception, September 28, 1992             0           0            0           0            0            0            0
   Stock issuances:
      For services(1)                                                 5,087,400   $  50,874    $ (38,874)                 $ 12,000
      For cash                                                        1,833,584      18,336      414,164                   432,500
   Net loss for the period                                                                                   (135,623)    (135,623)
Balance, December 31, 1993                                            6,920,984      69,210      375,290     (135,623)     308,877
                                                                     -----------  ---------  -----------  ------------  -----------
   Stock issuances:
      For services(1)                                                    42,395         424        8,413                     8,837
      For cash                                                        3,834,628      38,346      591,654                   630,000
   Issuance of warrants for cash                                                                  12,500                    12,500
   Net loss for the period                                                                                   (215,341)    (215,341)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1994                                            10,798,007     107,980      987,857     (350,964)     744,873
   Stock issuances:
      For cash                                     397           4    1,954,888      19,549      319,076                   338,629
      Refinance of note payable                                       4,074,965      40,750      696,963                   737,713
   Restore amount due from affiliate                                                                           17,675       17,675
   Net loss for the period                                                                                   (271,300)    (271,300)
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1995                          397           4   16,827,860     168,279    2,003,896     (604,589)   1,567,590
   Purchase of warrant for cash
   Stock issuances:                                                                               25,000                    25,000
      For note receivable                                             1,041,667      10,417      239,583                   250,000
      Refinance of note payable                                       4,070,833      40,708      936,292                   977,000
      Transfer of Red Hills mineral property                          2,500,000      25,000      (25,000)
      Cancellation of settlement warrant                              9,000,000      90,000      (90,000)
   Redemption of preferred stock                  (397)         (4)                                                             (4)
   Net loss for the period                                                                                   (569,533)    (569,533)
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1996                                            33,440,360     334,404    3,089,771   (1,174,122)   2,250,053
   Refinance of note payable                                          3,729,307      37,293      447,517                   484,810
   Net loss for the period                                                                                   (742,403)    (742,403)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1997                                            37,169,667     371,697    3,537,288   (1,916,525)   1,992,460
   Stock issuances:
     Refinance of note payable with equity                            6,253,001      62,530      750,360                   812,890
     Transfer of note payable                                         2,936,484      29,364      323,014                   352,378
     For Cash                                                         7,675,917      76,759      921,110                   997,869
  Issuance of stock warrants                                                                      80,000                    80,000
  Net loss for the period                                                                                  (1,054,567)  (1,054,567)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1998                                            54,035,069     540,350    5,611,772   (2,971,092)   3,181,030
   Stock issuances:
      For services(1)                                                 2,027,500      20,275       31,055                    51,330
     Settlement of lawsuit                                            1,447,769      14,478       43,947                    58,425
     Purchase of option                                                 338,461       3,385        8,615                    12,000
     Net loss for the period                                                                                 (736,320)    (736,320)
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance, April 30, 1999                              0           0   57,848,799   $ 578,488  $ 5,695,389  $(3,707,412)  $2,566,465

Notes:
   (1) Based on value of services rendered.
   (2) For a description of the Company's development activities, see Notes 2, 7 and 11 in the Company's October 31, 1998 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation:
------------------



--------------------------- --------------------- ----------------------- ---------------------- -----------------------
                               Quarter ended          Quarter ended          6 months ended          6 months ended
                               April 30, 1999         April 30, 1998         April 30, 1999          April 30, 1998
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Net Revenues                                 523                     523                    902                    1514
--------------------------- --------------------- ----------------------- ---------------------- ----------------------
Net Loss                                (346,379)               (345,861)              (736,320)               (598,080)
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Net Loss per share                           .01                     .01                    .01                     .02
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Working Capital                              N/A                     N/A              (392,856)             (1,855,742)
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Total Assets                                 N/A                     N/A              3,413,338               2,925,912
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Long-Term Debt                               N/A                     N/A                330,094                 383,740
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Stockholders' Equity                         N/A                     N/A              2,011,296                 333,325
--------------------------- --------------------- ----------------------- ---------------------- -----------------------

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

         Net revenues for the first two quarters of 1998 and 1997 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year.

         Substantial expenses were incurred during the first two quarters of fiscal 1999, as well as the first two quarters of fiscal 1998, in connection with the acquisition and/or evaluation of the Silver Mine. However, total expenses for the second quarter of fiscal 1999 were 155% of those incurred during the same quarter of fiscal 1998 and 133% for the first six months of fiscal 1999 compared to the same period in fiscal 1998. This substantial increase is due to the significant expansion of activities related to the preparation of the Silver Mine for the potential production of minerals. Salaries, employee benefits, consulting fees and other mine related expenses all increased significantly as a result of costs incurred in preparing the Silver Sine for mineral production.

         Registrant had approximately $350,828 of cash as of April 30, 1999 compared to $550,915 at October 31, 1998. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant is currently determining the viability of proceeding with a production plan at the Silver Mine and in that regard, in January 1999, optioned certain used mill property that should be appropriate for the anticipated mining operations.

         In the past, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In fiscal 1998, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,866,000, through the issuance of notes and advances (which were later converted to common stock in Registrant) and the purchase and/or exercise of warrants. During the first six months of fiscal 1999, Coastal LP advanced $756,000 to Registrant. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

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



                                             Silver Assets, Inc.

         Date:                        By: /s/ Andrew K. Simpson
                                         -------------------------
                                         Andrew K. Simpson
                                         President and
                                         Chief Executive Officer



         Date:                            /s/ John S. Durkin
                                         -------------------------
                                         John S. Durkin
                                         Chief Financial Officer