Form 10QSB
period 1999-07-31
SILVER ASSETS INC
filed 1999-09-14
CIK 99286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 For the quarterly period ended JULY 31, 1999

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

         Yes  X          No
             ---

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the close of the latest practicable date:   As of  August 31, 1999

Common Stock, $.001 Par Value                                  62,640,808 shares
-----------------------------                                  -----------------

Traditional Small Business Disclosure Format (check one):

                           Yes        No  X
                               ---       ---

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of July 31, 1999, and the results of its operations and changes in its cash flows for the three and nine month periods ended July 31, 1999 and 1998, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                      Silver Assets, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                       July 31, 1999 and October 31, 1998
                                   UNAUDITED

                                                                                  JULY 31,        OCTOBER 31,
                                                                                    1999              1998
                                                                                --------------   --------------
                                        ASSETS
                                        ------

Current assets:
     Cash and cash equivalents                                                  $     434,526    $     550,915
     Accounts receivable                                                                  353            1,463
     Due from affiliates                                                               49,544           23,276
     Prepaid expenses                                                                  26,016           43,080
     Non-Refundable Option Payment (Notes 2 & 3)                                      197,000                0
                                                                                --------------   --------------
          Total current assets                                                        707,439          618,734
                                                                                --------------   --------------
Property and equipment:
     Real estate                                                                       63,861           63,861
     Mineral properties                                                             2,052,807        2,052,807
     Equipment                                                                        661,336          661,336
     Furniture and fixtures, net                                                            0              145
                                                                                --------------   --------------
          Net property and equipment                                                2,778,004        2,778,149
                                                                                --------------   --------------
Other assets:
    Investment in Land                                                                 25,500           25,500
    Investment in Rio Grande Mining Company                                                 0                0
    Organization costs                                                                  2,363            2,363
                                                                                --------------   --------------
          Total other assets                                                           27,863           27,863
                                                                                --------------   --------------
Total Assets                                                                    $   3,513,306    $   3,424,746
                                                                                ==============   ==============


                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current liabilities:
     Notes payable                                                              $           0    $      30,000
     Payable to affiliates                                                          1,449,346            7,523
     Accounts payable                                                                  71,641           35,845
     Accrued expenses                                                                  19,772          146,442
     Current portion of long-term debt                                                186,074          113,328
                                                                                --------------   --------------
          Total current liabilities                                                 1,726,833          333,138
Long-term debt, net of current portion                                                179,061          332,118
Minority interest in consolidated subsidiary                                           45,990          150,128
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares
       authorized; 60,750,080 shares issued and outstanding
       at April 30, 1999 and 55,692,944 issued and
       outstanding at October 31, 1998                                                 62,523           55,693
     Additional paid-in capital                                                    22,582,366       22,394,219
     Accumulated deficit                                                          (21,083,467)     (19,840,550)
                                                                                ==============   ==============
          Total stockholders' equity                                                1,561,422        2,609,362
                                                                                ==============   ==============
Total Liabilities and Stockholders' Equity                                      $   3,513,306    $   3,424,746
                                                                                ==============   ==============

   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                     Consolidated Statements of Operations
               For the Three Months ended July 31, 1999 and 1998
                                   UNAUDITED

                                                                                     1999             1998
                                                                                --------------   --------------
Revenue:
     Net sales                                                                  $           0    $           0
     Other                                                                              1,107              488
                                                                                --------------   --------------
                                                                                        1,107              488
                                                                                --------------   --------------
Costs and Expenses:
     Salaries and benefits                                                             89,254           37,566
     Consulting fees                                                                  355,535          120,244
     Legal expense                                                                     31,040           22,025
     Accounting and auditing                                                           10,045            5,849
     Depreciation and amortization                                                          0              529
     Other general and administrative expenses                                          3,293           65,486
                                                                                --------------   --------------
                                                                                      489,167          251,699

Loss from Operations                                                                 (488,060)        (251,211)
Other income(expense):
     Interest income (expense), net                                                   (31,871)         (42,603)
     Other, net                                                                            75              (97)
                                                                                --------------   --------------
Loss from Operations before
     income taxes                                                                    (519,856)        (293,911)
Provision for income taxes                                                                  0
Minority Interests in Losses of Subsidiary                                             13,259           23,095
                                                                                --------------   --------------

                                                                                --------------   --------------
Net Loss                                                                        $    (506,597)   $    (270,816)
                                                                                ==============   ==============

Net Loss per Share                                                                     ($0.01)          ($0.01)

Weighted average common shares outstanding                                         61,380,324       29,053,464

   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                     Consolidated Statements of Operations
                                  For the Nine
                       Months ended July 31, 1999 and 1998
                                   UNAUDITED

                                                                                     1999              1998
                                                                                --------------   --------------
Revenue:
     Net sales                                                                  $           0    $           0
     Other                                                                              2,009            1,514
                                                                                --------------   --------------
                                                                                        2,009            1,514
                                                                                --------------   --------------
Costs and Expenses:
     Salaries and benefits                                                            224,158           86,243
     Consulting fees                                                                  718,761          219,516
     Legal expense                                                                     74,282           89,527
     Accounting and auditing                                                           37,269           47,230
     Depreciation and amortization                                                        145            1,058
     Other general and administrative expenses                                        231,774          156,223
                                                                                --------------   --------------
                                                                                    1,286,389          599,797

Loss from Operations                                                               (1,284,380)        (598,283)
Other income(expense):
     Interest income (expense), net                                                   (50,528)         (77,092)
     Other, net                                                                           225            8,405
                                                                                --------------   --------------
Loss from Operations before
     income taxes                                                                  (1,334,683)        (666,970)
Provision for income taxes                                                                  0                0
Minority Interests in Losses of Subsidiary                                             91,766           68,890
                                                                                --------------   --------------


Net Loss                                                                        $  (1,242,917)   $    (598,080)
                                                                                ==============   ==============

Net Loss per Share                                                                      (0.02)           (0.02)

Weighted average common shares outstanding                                         59,464,562       29,053,464

   The accompanying notes are an integral part of these financial statements

                      Silver Assets, Inc. and Subsidiaries
                      Consolidated Statement of Cash Flows
                For the Nine Months Ended July 31, 1999 and 1998
                                      UNAUDITED

                                                                                   Nine months ended July 31,
                                                                                     1999             1998
                                                                                --------------   --------------
>From Operating Activities:
     Net loss                                                                   $  (1,242,917)   $    (854,624)
     Depreciation                                                                         145            1,587
     Issuance of common stock for services                                            194,977
     Decrease in minority interest                                                   (104,138)        (106,254)
     Changes in current assets and liabilities:
          Accounts receivable                                                           1,110             (491)
          Receivable from affiliate                                                   (26,268)
          Other current assets, net                                                    17,064          (42,253)
          Accounts payable                                                             35,796          (34,262)
          Accrued expenses                                                           (126,670)          16,994
          Note payable to affiliate                                                 1,441,823            2,989
          Other current liabilities, net                                                                    (2)
                                                                                --------------   --------------
Net Cash used by Operating Activities                                                 190,922       (1,016,316)
                                                                                --------------   --------------
Cash Flows from Investing Activities:
     Acquisition of purchase rights to mineral property or equipment                 (197,000)         (31,489)
                                                                                --------------   --------------
Net Cash used by Investing Activities                                                (197,000)         (31,489)
                                                                                --------------   --------------
Cash Flows from Financing Activities:
     Note payable from bank
     Increase in Notes and Advances from Affiliate                                          0        1,135,960
     Principal payments on long-term debt, net                                       (110,311)         (89,373)
     Other, net
                                                                                --------------   --------------
Net Cash provided from Financing Activities                                          (110,311)       1,046,587
                                                                                --------------   --------------

Net Increase(Decrease) in Cash and Cash Equivalents                                  (116,389)          (1,218)
Cash and Cash Equivalents, beginning of year                                          550,915           20,276
                                                                                --------------   --------------

Cash and Cash Equivalents, end of period                                        $     434,526    $      19,058
                                                                                ==============   ==============

   The accompanying notes are an integral part of these financial statements

                               SILVER ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 31, 1999

1.       Basis of Presentation
         ---------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimates) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended July31, 1999 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 1999. For further information, the reader should refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1998.

The accompanying financial statements include the accounts of the Company, Rio Grande Mining Company ("Rio Grande"), its 90.5 % owned subsidiary and Rio Grande Silver ("Silver"), a 100% owned Nevada corporation. Silver had no assets as of July 31, 1999. All significant intercompany accounts and transactions have been eliminated.

Rio Grande is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See page 9 for supplemental disclosure relating to Rio Grande's changes in stockholders' equity from inception through July 31, 1999.

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

The Company authorized the issuance of 400,000 shares of common stock on January 29, 1999, to another mining company as partial payment for an option to acquire certain mill equipment for use by Rio Grande. Rio Grande issued 338,461 shares of its common stock to the Company in consideration of the Company's delivery of its shares for the option. (See Note 3)

The Company authorized the issuance of 1,890,726 shares of common stock in June 1999, to certain shareholders of Rio Grande, in exchange for 1,303,946 shares of Rio Grande common stock. This exchange was done pursuant to a settlement agreement between the Company and these shareholders to resolve all differences between the parties.

3.       Option on Mining Equipment
         --------------------------

The Company has acquired an option on certain mill equipment from another mining company with respect to its making necessary preparations for the production of minerals from Rio Grande's mining properties. Cash payments of $185,000 and the issue of 400,000 shares of the Company's stock have been made to that mining company. In the event that the Company does not exercise its option to acquire the mill equipment, the consideration given for this option are non-refundable. In July 1999, the Company agreed to extend this option on behalf of Rio Grande by agreeing to pay $35,000 in cash and issue an additional 400,000 shares of the Company's stock.

4.       Management's Plans
         ------------------

The Company's principal assets are its investments in the Shafter-Presidio Silver Mine (the "Silver Mine") and Red Hills mineral properties through its majority ownership of Rio Grande Mining Company. The Company has not commenced business operations, has no current source of revenue and has incurred significant losses. The continuing existence of the Company is dependent upon its ability to raise sufficient additional capital in order to meet its current obligations and to fund start-up costs of the Silver Mine, and ultimately, the price of silver and/or copper reaching levels which provide for adequate profitability from production of the minerals. These factors raise considerable doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

5.       Company in the Development Stage
         --------------------------------

The supplementary information on the following page is presented for Rio Grande Mining Company for the period from inception on September 28, 1992 through July 31, 1999.

                       Silver Assets, Inc. and Susidiaries
            Supplemental Disclosure-Company in the Development Stage
                            Rio Grande Mining Company
                        Schedule of Stockholders' Equity
    For the Period from Inception on September 28, 1992 through July 31, 1999



                                                                                                           Deficit
                                                                                                          Accumulated
                                                                                             Additional   during the
                                                 Preferred Stock           Common Stock       Paid in     Development
                                                Shares      Amount      Shares      Amount     Capital       Stage         Total
                                               --------    --------  -----------  ---------  -----------  ------------  -----------

Balance at inception, September 28, 1992             0           0            0          0            0             0            0
   Stock issuances:
      For services(1)                                                 5,087,400   $ 50,874   $  (38,874)                $   12,000
      For cash                                                        1,833,584     18,336      414,164                    432,500
   Net loss for the period                                                                                   (135,623)    (135,623)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, December 31, 1993                                            6,920,984     69,210      375,290      (135,623)     308,877
   Stock issuances:
      For services(1)                                                    42,395        424        8,413                      8,837
      For cash                                                        3,834,628     38,346      591,654                    630,000
   Issuance of warrants for cash                                                                 12,500                     12,500
   Net loss for the period                                                                                   (215,341)    (215,341)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1994                                            10,798,007    107,980      987,857      (350,964)     744,873
   Stock issuances:
      For cash                                     397           4    1,954,888     19,549      319,076                    338,629
      Refinance of note payable                                       4,074,965     40,750      696,963                    737,713
   Restore amount due from affiliate                                                                           17,675       17,675
   Net loss for the period                                                                                   (271,300)    (271,300)
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1995                          397           4   16,827,860    168,279    2,003,896      (604,589)   1,567,590
   Purchase of warrant for cash
   Stock issuances:                                                                              25,000                     25,000
      For note receivable                                             1,041,667     10,417      239,583                    250,000
      Refinance of note payable                                       4,070,833     40,708      936,292                    977,000
      Transfer of Red Hills mineral property                          2,500,000     25,000      (25,000)
      Cancellation of settlement warrant                              9,000,000     90,000      (90,000)
   Redemption of preferred stock                  (397)         (4)                                                             (4)
   Net loss for the period                                                                                   (569,533)    (569,533)
                                               --------    --------  -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1996                                            33,440,360    334,404    3,089,771    (1,174,122)   2,250,053
   Refinance of note payable                                          3,729,307     37,293      447,517                    484,810
   Net loss for the period                                                                                   (742,403)    (742,403)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1997                                            37,169,667    371,697    3,537,288    (1,916,525)   1,992,460
   Stock issuances:
     Refinance of note payable with equity                            6,253,001     62,530      750,360                    812,890
     Transfer of note payable                                         2,936,484     29,364      323,014                    352,378
     For Cash                                                         7,675,917     76,759      921,110                    997,869
  Issuance of stock warrants                                                                     80,000                     80,000
  Net loss for the period                                                                                  (1,054,567)  (1,054,567)
                                                                     -----------  ---------  -----------  ------------  -----------
Balance, October 31, 1998                                            54,035,069    540,350    5,611,772    (2,971,092)   3,181,030
   Stock issuances:
      For services(1)                                                 2,027,500     20,275       31,055                     51,330
     Settlement of lawsuit                                            1,447,769     14,478       43,947                     58,425
     Purchase of option                                                 338,461      3,385        8,615                     12,000
     Convert Note and interest due shareholder                          392,478      3,925       40,425                     44,350
   Net Loss for the period                                                                                 (1,059,391)  (1,059,391)
                                               --------    --------  -----------  ---------  -----------  ------------  ------------
Balance, July 31, 1999                               0           0   58,241,277   $582,413   $5,735,814   $(4,030,483)  $2,287,744



Notes:
   (1) Based on value of services rendered.
   (2) For a description of the Company's development activities, see Notes 2,7 and 11 in the Company's October 31, 1998 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation:
-----------------


--------------------------- --------------------- ----------------------- ---------------------- -----------------------
                               Quarter ended          Quarter ended          9 months ended          9 months ended
                               July 31, 1999            July, 1998            July 31, 1999          July 31, 1998

--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Net Revenues                                1107                     488                   2009                    1514
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Net Loss                                (506,597)               (270,816)            (1,292,917)               (598,080)
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Net Loss per share                          (.01)                   (.01)                  (.02)                   (.02)
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Working Capital                               NA                      NA             (1,019,394)             (2,174,694)
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Total Assets                                  NA                      NA              3,513,306               2,916,722
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Long-Term Debt                                NA                      NA                179,061                 358,169
--------------------------- --------------------- ----------------------- ---------------------- -----------------------
Stockholders' Equity                          NA                      NA              1,561,421                  76,780
--------------------------- --------------------- ----------------------- ---------------------- -----------------------

         The Registrant's 90.5% owned subsidiary, Rio Grande, is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is the Shafter-Presidio Silver Mine, a non-operating silver property located in Presidio County, Texas referred to as the "Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Form 10-KSB (for the fiscal year ended October 31, 1998) Item 2 "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in prior years in connection with the Silver Mine. Management has obtained recent updates of independent appraisals performed for the Silver Mine and Red Hills Property which indicate that the carrying values of these mineral properties do not presently exceed their net realizable values.

         Net revenues for the first three quarters of 1998 and 1997 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year.

         Substantial expenses were incurred during the first three quarters of fiscal 1999, as well as the first three quarters of fiscal 1998, in connection with the acquisition and/or evaluation of the Silver Mine. However, total expenses for the third quarter of fiscal 1999 were 194% of those incurred during the same quarter of fiscal 1998 and 214% for the first nine months of fiscal 1999 compared to the same period in fiscal 1998. This substantial increase is due to the significant expansion of activities related to the preparation of the Silver Mine for the potential production of minerals. Salaries, employee benefits, consulting fees and other mine related expenses all increased significantly as a result of costs incurred in preparing the Silver Sine for mineral production.

         Registrant had approximately $ 434,526 of cash as of July 31, 1999 compared to $550,915 at October 31, 1998. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant is currently determining the viability of proceeding with a production plan at the Silver Mine and in that regard, in

January 1999, optioned certain used mill property that should be appropriate for the anticipated mining operations. This option was extended in July 1999.

         In the past, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In fiscal 1998, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,866,000, through the issuance of notes and advances (which were later converted to common stock in Registrant) and the purchase and/or exercise of warrants. During the first nine months of fiscal 1999, Coastal LP has advanced $1,367,000 to Registrant. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         (a) On or about May 15, 1999, the Company authorized the issuance of 1,890,726 shares of its common stock which were issued in June, 1999.

         (b)      The shares were privately sold to two parties.

         (c) The shares were issued in exchange for 1,303,946 shares of Rio Grande and the agreement of those shareholders to fully and finally resolve any and all disagreements they might have had with Rio Grande and the Company.

         (d) The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving a public offering.




         (a) On or about August 12, 1999, the Company authorized the issuance of 400,000 shares of its common stock.

         (b)      The shares were privately sold to one company.

         (c) The shares were issued in exchange for the extension through December 31, 1999, of an option to acquire certain mill equipment.

         (d) The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended as a transaction not involving a public offering.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.


                                                          Silver Assets, Inc.

          Date: September 14, 1999               By:     /s/ Andrew K. Simpson
               ---------------------                ----------------------------
                                                         Andrew K. Simpson
                                                         President and
                                                         Chief Executive Officer



          Date: September 14, 1999                       /s/ John S. Durkin
               ---------------------                ----------------------------
                                                         John S. Durkin
                                                         Chief Financial Officer