Form 10KSB
period 1999-10-31
SILVER ASSETS INC
filed 2000-04-12
CIK 99286

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999                  Commission File No.

              Silver Assets, Inc.                                0-8405
-------------------------------------------------          -------------------
 (Name of small business issuer in its charter)

                 California                                    95-2369956
-------------------------------------------------         ----------------------
       (State of other jurisdiction of                      (I.R.S. Employer
        incorporation or organization)                    Identification Number)

         P.O. Box 199, Sonoma, CA            95476
-------------------------------------------- ------
           (Mailing Address)              (Zip Code)

19320 Sonoma Highway, Sonoma, CA             95476          (707) 935-3284
-------------------------------------------- -----   ---------------------------
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

State issuer's revenues for its most recent fiscal year.  $2,294.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity as of February 22, 2000: $626,341

 The number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

         Class                                  Outstanding at February 22, 2000
         -----                                  --------------------------------
Common Stock, $.001 par value                        63,040,806


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None.
                 Transitional Small Business Disclosure Format:
                                  Yes    No X
                                     ---   ---

                               SILVER ASSETS, INC.

                                     PART I.

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      General
         -------

         Silver Assets, Inc. ("Silver Assets" or "Registrant") was founded in 1932. Largely inactive for a number of years, Registrant's principal business has been natural resource investments and operations. Silver Assets, through its 90.6% ownership interest in privately held Rio Grande Mining Company ("Rio Grande"), owns the Shafter-Presidio Silver Mine (the "Silver Mine") in Shafter, Texas.

         The Silver Mine, which had produced for prior owners in excess of 30 million ounces of high grade silver, is presently non-operating and is being prepared to restart operations. In addition to the approximately 3,400 acres of Silver Mine property, mining properties controlled by Rio Grande, include certain surface rights on a contiguous 16,000 acre property (the "Option Property") which incorporates the Red Hills Property, a copper-molybdenum prospect. The Silver Mine property and the Option Property are on private land.

         Silver Assets and Rio Grande share substantially overlapping boards and management. While third party funding has been investigated, Silver Assets is currently funded by Coastal LP and Silver Assets is currently the sole funding source for Rio Grande and its mine related activities. During 1998 and 1999, Silver Assets invested approximately $2.85 million in Rio Grande. There is no assurance that Coastal LP will continue to fund Silver Assets.

(b)      Business Plan
         -------------

         Silver Assets' mission is to create and realize value on the Silver Mine, the Red Hills property and related properties via:

         Preparation for mine production including:

         o        investments in options on contiguous mineralized land
         o        investments in mine plan and study activities
         o investments in options on capital equipment to be used for putting the Silver Mine into production
         o        mitigation of environmental risks
         o        buyout of royalty interests on the Silver Mine
         o permitting, environmental and regulatory compliance activities preparatory to production

         Silver Assets' corporate development-related activities including:

         o creation and promotion of a Silver Assets website (www.silverassets.com)
         o financing discussions with banks and investors relative to putting the Silver Mine into production
         o evaluating potential gold, copper and zinc mineralization at the option property
         o merger, joint venture and /or sale discussions with prospective mining company partners and buyers

         Silver Assets' principal constraint as a public company is its small size and relative lack of trading liquidity. Management believes that financing and putting the Silver Mine into production at silver prices of six dollars ($6) per ounce or above may materially increase Silver Assets' value and public market liquidity. Alternatively, a merger, acquisition of a producing silver mine, joint venture or sale may provide realization of value for Registrant's stockholders.

(c)      Financial Information About Industry Segments
         ---------------------------------------------

         Not applicable.

(d)      Raw Materials
         -------------

         Registrant does not consider its operation to be dependent on any single supplier for any raw material.

(e)      Major Customers
         ---------------

         Not applicable.

(f)      Employees
         ---------

         Silver Assets and Rio Grande have three employees and several full or part time mining and environmental consultants and financial advisors.

(g)      Governmental Regulation
         -----------------------

         Registrant's activities are subject to extensive federal, state, and local laws and regulations controlling not only the exploration and mining of mineral properties, but also the actual or potential effects of such activities upon the environment. Compliance with such laws and regulations may necessitate significant capital outlays, may materially affect the economics of development of the Silver Mine and related property or may cause material changes or delays in its intended activities. New or different standards imposed by any governmental authority in the future may adversely affect mining activities. Any commencement of production will require various Texas state permits and compliance with federal regulations. No assurances can be given that such permits and authorizations can be obtained. Laws and regulations (including environmental laws and regulations) may be adopted and enacted, or more stringently enforced, in the future, which may have an adverse impact on the Silver Mine.

         In connection with the acquisition of the Silver Mine in 1994, Rio Grande acquired ownership of the Tailings Site that contained tailings from past mining operations at the Silver Mine. In addition, Rio Grande became a mineral lessee of the Mill Site on which the old mill was located. These sites are contiguous to other portions of the Silver Mine.

         In 1995, the Tailings Site was remediated by prior owners pursuant to Texas regulatory standards, and Rio Grande quitclaimed its interest in the Tailings Site to Amax Exploration, Inc. (an affiliate of Cyprus
         Amax) and terminated the lease that included the Mill Site. Rio Grande could be subject to claims of liability from the State of Texas and others for conditions at the Tailings Site and Mill Site by virtue of its former interests. While Management views this as unlikely, owing to Rio Grande's short ownership tenure of the Tailings Site and Mill Site, the cost of defending such claims, and any adverse judgment resulting therefrom, could have a material adverse effect on Rio Grande. No such claims have been asserted.

(h)      Risks and Insurance
         -------------------

         The Silver Mine's principal risk is the uncertainty that silver prices will sustainably render the Silver Mine economic. In the event the Company is unable to finance production start-up due to weak silver prices, permitting delays or other factors , the Company may enter into merger, joint venture or sale arrangements. In such event, there can be no assurances that current carrying values of assets, or even current stock price levels, will be recovered by the Company's stockholders.

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

         Additionally, the business of mining is generally subject to a variety of risks and hazards, including environmental hazards, industrial accidents, unusual or unexpected rock formations, cave-ins, flooding, precious metal bullion losses, and periodic interruptions due to inclement or hazardous weather conditions. Such risks could result in damage to, or destruction of, mineral properties or production facilities, personal injury, environmental damage, delays in mining, monetary losses, and possible legal liability. No assurance can be given that insurance to cover these risks will be available at economically feasible premiums. At present, the Silver Mine is a closed mine, containing vertical mining shafts, underground tunnels and holes to the surface from prior operations, which could pose a hazard to persons entering them, including unauthorized third parties (such as curiosity seekers). Although Management believes that adequate steps have been taken to discourage unauthorized third parties from entering those shafts, tunnels and holes, there is a risk that an unauthorized third party could enter the Silver Mine through those shafts, tunnels and/or holes and be injured notwithstanding the steps taken to discourage such conduct. Rio Grande has obtained a commercial general liability policy with general aggregate limits of $1,000,000, personal injury limits of $1,000,000, and occurrence limits of $1,000,000. There can be no assurance that these insurance policies will be adequate to cover any future claims against Rio Grande. Rio Grande does not have insurance against environmental hazards (including potential for pollution or other hazards as a result of the disposal of waste products occurring from production), as such insurance is not generally available to companies within the mining industry.

(i)      Competition
         -----------

         Competition in the silver mining industry is dependent upon the ability to mine and process silver in sufficient scale and grade to achieve production costs materially below world silver prices. If the Silver Mine were to commence mineral production, it would be in competition with all producers of similar minerals in the international market. Many of these companies have established production histories and substantially greater resources than Registrant. In the event the Registrant would seek to acquire other mining properties, it may be at a competitive disadvantage since other competing individuals and companies have greater financial resources and larger technical staffs. Also, the number of persons skilled in the evaluation, operation and development of mining properties is limited, and significant competition exists for such individuals. As a result of this competition, the Registrant may find it difficult to attract skilled individuals.

(j)      Backlog
         -------

         Backlog is not meaningful to operations.

(k)      Executive Officers of the Registrant
         ------------------------------------

         The following persons are presently officers of the Registrant and their terms expire at the annual organizational meeting of the Board of Directors. No person, other than the directors of the Company, acting solely in that capacity, is responsible for the naming of an officer.

                                                           Year First Elected or
         Name                   Office and Age             Appointed to Office
         ----                   --------------             ---------------------
         Andrew K. Simpson      President and Chief              1996
                                Executive Officer, 51

         John S. Durkin         Chief Financial Officer, 54      1999

         Theresa C. Morris      Secretary and Assistant          1996
                                Treasurer, 47


ITEM 2.  DESCRIPTION OF PROPERTY

         The Shafter-Presidio Silver Mine
         --------------------------------

         The Shafter-Presidio Silver Mine (the "Silver Mine") is comprised of both the old Presidio Mine workings and the contiguous more recently developed mine property lying to the east. The Silver Mine, excluding the Option Property and Red Hills Property, is composed of approximately 3,430 acres of land located near the town of Shafter in Presidio County, Texas. Of these 3,430 acres, Rio Grande owns approximately 1,380 acres (surface and minerals), leases the mineral estate to approximately 750 acres (of which Rio Grande owns the surface estate to approximately 360 acres), and owns the surface estate to the remaining 1300 acres, but does not own or lease the mineral rights thereto. Access to the mine site is afforded from U.S. Highway 67 via short gravel roads, which are maintained as needed.

         The Option Property lies west of the Silver Mine. The Option Property comprises approximately 16,000 acres of various surface estate, mineral rights and leaseholds, and includes the surface rights to the Red Hills Property. Rio Grande owns the mineral rights to the Red Hills Property, which consists of approximately 1,600 acres of a possible undeveloped copper and molybdenum resource located approximately four miles west of the Silver Mine.

         The option on the Option Property was acquired by Rio Grande in 1998. Its principal terms include:

         o Lease/purchase option on approximately 16,000 acres of land contiguous to the Silver Mine with an initial lease term at $45,000 that expired on August 31, 1998.
         o Six month renewal options at $30,000 per six month period during drilling.

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

(i)      Geological and Engineering Studies
         ----------------------------------

         Rio Grande's decision to purchase the Silver Mine was based in large measure on the data that had been accumulated by the previous owner, Gold Fields Mining Company ("Gold Fields"), including drilling, assaying, engineering and mine feasibility studies performed by Gold Fields and their consultants. As part of the sales agreement under which the Silver Mine and related properties were sold to Rio Grande, Gold Fields made no representations or warranties regarding the truthfulness or accuracy of the Old Studies.

         In view of the fact that Registrant and Rio Grande have no current complete independent feasibility study regarding the cost of mining the silver of the Silver Mine, Registrant and Rio Grande have no proven or probable reserves of silver, as those terms are defined under the rules and regulations of the Securities and Exchange Commission. Thus, there can be no assurance that a commercially viable ore body (ore reserve) exists in the Silver Mine until a final and comprehensive economic feasibility study based upon present silver prices and mining costs is favorably concluded.

         A program designed to obtain certain environmental permits was started in 1999 and continues.

         In 1997, a detailed study was completed on the copper-moly occurrence at Red Hills, an intrusion four miles west of Shafter. Copies of previous drill programs by several major companies were obtained and utilized to prepare a preliminary production flowsheet utilizing the heap-leach concept followed with a small SX-EW facility to make a marketable copper product. Since no core was available for leach testing, a core-sampling program is needed to confirm leachability. Three high-grade drill holes intersect +100 feet depth of 3 to 9% copper indicating a resource potential that could justify additional drilling to determine width and tonnage.

(ii)     Mine-Related Activities
         -----------------------

         The table below highlights mine-related activities between 1995 and 1999:

                  Activity                                            1995  1996  1997  1998  1999
                  --------                                            ----  ----  ----  ----  ----

         Assemble professional mining team                             x     x     x
         Minimize environmental risks from old operations              x
         Acquire, inventory and study Silver Mine data                 x


                  Activity                                            1995  1996  1997  1998  1999
                  --------                                            ----  ----  ----  ----  ----


         Update title work on key land holdings at Silver Mine         x                       x
         Update Silver Mine maps and digitize its drill logs           x
         Recalculate silver resources at different cut-offs            x
         Estimate production options and mine and mill costs           x
         Acquire Red Hills maps, drill logs and reports                x

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

         Acquire adjacent exploration option-16,000 acres                                x
         Repurchase of Right of First Refusal from third party                           x
         Create Preliminary Mine Plan                                                    x
         Drilled & sampled shallow mineralization - potential open pit                   x

         Obtain option on mill equipment                                                       x
         Pincock, Allen & Holt independent resource
             study of both old & new resource blocks                                           x
         Begin permitting process
                                                                                               x

Summary of Key Events
---------------------

         MINIMIZE ENVIRONMENTAL RISKS FROM OLD OPERATIONS

         In July, 1995, Rio Grande quitclaimed its Tailings Site to Amax Exploration, Inc.

         During 1995, Rio Grande took steps to conform the mine site to appropriate safety standards.

         UPDATE TITLE WORK ON KEY LAND

         During 1995, Rio Grande retained a Texas law firm with extensive prior experience with the Silver Mine to update title work on its key mineralized lands. Further title reviews on additional properties were begun in late 1999.

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

         CONTINUE PRELIMINARY ANALYSIS OF SHAFTER-PRESIDIO SILVER DEPOSIT

         During 1996, Rio Grande continued its preliminary studies of the Silver Mine site and the Silver Mine data acquired from Gold Fields, the prior owner. These studies resulted in an enhanced understanding of the possible silver ore body, including the potential existence of a significant higher grade silver core.

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

         Recent review of geochemical surveys and the regional drilling by a prior owner indicates that there may be a potential gold resource related to the Shafter-Red Hills trend structures. Additional field sampling and offset drilling may be warranted to validate this resource.

         ACQUIRE AMAX ROYALTY

         The 1994 acquisition of the Silver Mine carried with it a 6.25% Net Smelter Return Royalty, payable to Amax Exploration, Inc. out of future mining revenues. In April 1997, Rio Grande purchased this royalty from Amax Exploration, Inc. for $50,000 cash and a $475,000 note. About 1/2 of this note has been repaid as of October 31, 1999; the note was assumed by Silver Assets in exchange for Rio Grande stock.

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

         CREATE PRELIMINARY MINE PLAN

         In July 1998, Management completed a preliminary plan for the commercial development of the Silver Mine. The main points included:

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

         Rio Grande is reviewing the recent Pincock, Allen & Holt studies to incorporate new resource data in this mine plan.

         DRILLING OF OPEN PIT AREA

         In November 1998, a potential open pit area in and around the uplifted outcrop of the old Presidio Mine Workings was drilled with 88 reverse circulation holes, which indicated a mineable resource of 1.1 million ounces at a grade of 10 ounces per ton.

         OBTAIN OPTION ON MILL EQUIPMENT.

         In January 1999, Rio Grande obtained an option on certain mill equipment that Management believes adequate for the milling operations at the Silver Mine. Such option has been renewed until June, 2000.

         BEGIN PERMITTING PROCESS.

         Rio Grande began the permitting process for the Silver Mine in 1999.

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

         Gold Fields acquired development rights to the Silver Mine in 1977 and commenced significant exploration efforts on the property. From 1978 through 1983, Gold Fields explored the eastern extension of the mineralization of the Silver Mine and explored for silver and other minerals at the Red Hills Property. However, Gold Fields did not commence commercial production at either the Silver Mine or the Red Hills Property.

(v)      Silver Prices and Operating Costs
         ---------------------------------

         Management is investigating whether the capital and operating costs (including a reasonable return on equity) of producing silver at the Silver Mine may be profitable at the current price of silver. Pincock, Allen & Holt were hired in 1999 to evaluate the drilled silver resource. Management presently believes that the cash extraction cost, for the high grade core, will be less than $4.00 per ounce. However, the extraction cost of silver estimated in a 1982 feasibility study for a 5.6 ounce per ton mill grade and a high cost mine sand fill operation was $6.91 per ounce (including factors for operating contingencies and a cost escalation for approximately two years). This is higher than the current price of silver. There can be no assurance that silver prices will go materially higher or that the mine will begin production or that the mine will be profitable if production were to be commenced. In the event that the price of silver fails to rise, this could have a material adverse impact on the ability of Registrant to operate or sell the mine.

         If the mine were to be placed into production, stockholders should note the extreme volatility of silver prices. Assuming that sufficient financing were available, Management estimates that it may take up to two years to commence production at the Silver Mine after such a decision is made and appropriate construction and operating permits are obtained. During this period, the price of silver could fluctuate significantly and could decline. No hedging program would fully protect operations from price fluctuation risk, and there are risks associated with hedging programs. If production were to begin, subsequent reductions in silver prices could necessitate cessation of production.

(vi)     Equipment and Plant
         -------------------

         Equipment, machinery, and buildings now in place at the Silver Mine include an assay lab building; two core sample warehouses; a hoist house with a 600 h.p. electrical Nordberg hoist servicing the single compartment, seven foot diameter, 1,050 foot deep production shaft; a small diesel powered hoist with escape capsule for the 940 foot deep ventilation shaft; two shaft pumps; a 300 h.p. mine compressor and service house; a small service building with office; a small warehouse and shop; a 900 foot water well capable of producing in excess of 200 GPM; and a two-bedroom house. While the equipment has not been utilized since 1982, it has been examined by Management and Management believes it to be in acceptable condition, although such equipment has not been tested. Rio Grande retains a caretaker for the equipment and the property.

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

(vii)    Royalty Payments
         ----------------

         Substantially all of Registrant's rights in and to the minerals underlying the Silver Mine were subject to an obligation to pay royalties to a prior owner (in the case of owned property) or to the respective lessors (in the case of leased property). The royalty generally was 6.25% or, in the case of one lease 6.5%, of the value as defined in the respective agreements and leases of the silver produced from the property. Depending on the price of silver, the royalty payments could have a significant adverse effect on the ability of Registrant to sell the Silver Mine, the value of the Silver Mine to a potential purchaser, the determination to actually begin mining operations at the Silver Mine and the ultimate profitability of the Silver Mine. However, in April, 1997, Rio Grande consummated an agreement with Amax Exploration, Inc., a former owner of Shafter, to repurchase Amax's 6.25% royalty interest in Shafter. Under the terms of this agreement, the purchase price for this royalty interest was $525,000; $50,000 paid upon execution; $25,000 paid every three months commencing July 15, 1997 through October 15, 1999; $50,000 payable every three months from January 15, 2000 through July 15, 2000; and a final payment of $75,000 on October 15, 2000. Each payment is to be accompanied by an additional payment of interest on the unpaid principal balance at eight percent per annum. In July 1998, Registrant assumed the remaining liability of approximately $350,000, in exchange for the issuance of Rio Grande common stock to Silver Assets. The balance at October 31, 1999 was $225,000.

         Amax is to convey to Registrant undivided interests in the royalty after aggregate principal payments have been made as follows: 16% after an aggregate amount of $275,000 is paid; an additional 16% after an aggregate of $350,000; an additional 16% after an aggregate of $450,000; and the remaining 52% after the final payment is made.

         During the term of the agreement, Registrant has the right to control all operations on the property and has agreed to indemnify Amax against damages or liabilities related to either the Registrant's or Rio Grande's ownership of, or present or future operations on the property, subject to a maximum monetary amount of $250,000; and to indemnify Amax against any environmental liabilities related to the property, subject to a maximum monetary amount of $200,000 (which amount is included within the total $250,000 limit described above).

         In the event of any default by the Registrant or Rio Grande, Amax's sole remedy is to terminate the agreement and retain all payments previously made. Amax, however, remains obligated to deliver to Rio Grande deeds conveying any portion of the royalty interest previously paid.

(viii)   Other Royalties; Leases
         -----------------------

         The State of Texas and a private individual retain certain royalty rights that are in addition to the Amax royalty. The State of Texas owns the mineral rights to thirty seven acres and is entitled to 6.25% royalty for minerals mined therefrom. There is a mining lease with a private party covering 324 acres with a royalty of 6.25%. Also, approximately 750 acres of the Silver Mine are owned by third parties who lease their interests to Rio Grande pursuant to certain mineral leases and who are entitled to rental payments and royalty payments for any silver produced from their property. The current aggregate annual rentals (including delay rentals) payable under these leases is approximately $9,000 (subject to certain increases if production commences). Delay rentals with respect to one lease increase from $5,000 per year to $8,000 per year in 2001 (increasing annually thereafter to $11,600 in 2010). The loss of one or more of these leases for failure to make timely rental payments could have a material adverse effect on the value of or the operations at the Silver Mine. Some of the leases remain in effect as long as Rio Grande pays rentals, advance royalties or production royalties provided in the leases. Other leases expire after the year 2000, including a lease from the State of Texas (which expires in 2011 but continues in force for so long thereafter as minerals are produced in paying quantities). Most of the leases covering the smaller tracts of land (such as town lots) expire at various dates that began in 1999, subject to Rio Grande's right to extend those leases for up to two additional 20-year terms if it is diligently exploring the property. In connection with the acquisition, Rio Grande did not obtain estoppel certificates from any of the lessees confirming the continuing validity and enforceability of those leases, nor did Gold Fields represent or warrant such validity or enforceability. One lessor, who had claimed that his lease with Gold Fields had terminated prior to the date of the sale to Rio Grande, did not accept Rio Grande's tender of its lease payment; Rio Grande did not consider that lease to be material, and has voluntarily terminated its interests under that lease.

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

(x)      Title to the Silver Mine
         ------------------------

         Gold Fields conveyed its interest in and to the Silver Mine and Red Hills Property without any representations or warranties regarding ownership or title, and Gold Fields did not agree to defend or indemnify Rio Grande if there are deficiencies in title. Thus, Rio Grande would have no recourse against Gold Fields if a third party successfully asserted any rights to the Silver Mine that are adverse to Rio Grande's rights.

         At the time of acquisition, Rio Grande did not obtain title insurance or title opinions on the property. During 1995, Rio Grande received title opinions from a Texas law firm experienced in mineral title matters and which had dealt with the Silver Mine for more than 20 years. These title options cover approximately 1,380 acres owned by Rio Grande and approximately 360 acres subject to mining leases. Rio Grande believes that these properties contain most of the commercially viable Shafter Silver mineralization. Rio Grande also received a title opinion on approximately 640 acres of which it owns the surface estate but not the mineral rights. These opinions confirm Rio Grande's fee or leasehold ownership, as the case may be, in the property covered by those opinions, subject to certain title exceptions noted by the Texas law firm. Although Rio Grande does not consider the title exceptions to materially affect Rio Grande's right, title or interest in or to the property, there is a risk that adverse claims could be asserted against Rio Grande's ownership of the Silver Mine, the resolution of which could be costly and disruptive to Rio Grande's business. Rio Grande has not received title opinions on the remaining part of the Silver Mine, and there can be no assurance regarding Rio Grande's rights, title or interest therein, if any.

(xi)     Rights of First Refusal; Repurchase Right
         -----------------------------------------

         Certain of Rio Grande's properties acquired from Gold Fields were subject to various rights of first refusal and repurchase rights retained by prior owners of those properties that could have affected the future marketability of those properties. The first refusal and repurchase right of the major landowner was acquired by Rio Grande in 1998, and only one smaller area remains in this category.

(xii)    Red Hills Property
         ------------------

         Rio Grande acquired all of Gold Fields' right, title, and interest, if any, in and to approximately 1,600 acres of land comprising the Red Hills Property, located approximately four miles from the western boundary of the Silver Mine. Although Rio Grande has not obtained title opinions on the property, a preliminary title report reflected that Rio Grande owns the mineral estate (excluding oil, gas and liquid or liquifiable hydrocarbons), but not the surface estate, of the Red Hills Property. In 1998, Rio Grande purchased an option on the Option Property which includes the surface estate of Red Hills. If mining is done, Rio Grande will need to exercise, or partially exercise, its option on the Option Property to gain effective access to, and use of, Red Hills. Files purchased by Rio Grande in 1995 from a prior owner indicate that the Red Hills Property was explored for copper, molybdenum and silver by several major companies, but commercial production was never commenced on the property. Rio Grande has not determined whether the Red Hills Property contains any commercially viable levels of copper or molybdenum, and there can be no assurance that a commercially viable mineralization (ore reserve) of copper and/or molybdenum exists in the Red Hills Property. No such determination can be made without drilling, assaying and preparing a comprehensive economic feasibility study based upon present copper and molybdenum prices and mining costs. At this time, Rio Grande does not intend to incur the costs of such a feasibility study, but may do more investigation of the property to better estimate the resource's commercial potential.

(xiii)   Purchase of Shafter Residence
         -----------------------------

         In 1995, Rio Grande also acquired a residence near Shafter, Texas for approximately $65,000. This facility is currently used for interim office space and will serve as a residence for the mine manager if mining operations are under taken.

(xiv)    Office lease
         ------------

         Registrant utilizes office space in a single-story building containing approximately 1,500 square feet in the city of Sonoma, California. These premises serve as Registrant's executive offices and are leased on a month to month basis at a rental of $1,200 per month which is allocated one-third to Registrant, one-third to Rio Grande, and one-third to Coastal Capital Partners, Inc., the general partner of Registrant's controlling shareholder, Coastal LP. Registrant is required to pay utilities on the building. Registrant believes the space to be adequate for its needs in the foreseeable future. The premises are leased from the owner by the Registrant's chief executive officer, and sub-leased to the Registrant. Registrant believes its rental to be below market. While the Registrant's chief executive officer has no present intention to change the present arrangement, he is not obligated to maintain rentals at the present level or to continue the lease.

ITEM 3.  LEGAL PROCEEDINGS

         The Registrant is not a party to any legal proceeding which would have a material effect upon the Registrant.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                    PART II.

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

                       1ST QUARTER    2ND QUARTER     3RD QUARTER    4TH QUARTER
                       -----------    -----------     -----------    -----------
         1998:

              High         $0.03           $0.12           $0.06         $0.10

              Low          $0.01           $0.05           $0.03         $0.02

         1999:

              High         $0.04           $0.04           $0.035        $0.05

              Low          $0.03           $0.03           $0.03         $0.02

         The last reported bid and asked prices for Registrant's Common Stock on the OTC Bulletin Board on March 22, 2000, were $.04 and $.06, respectively. The number of holders of record of Registrant's common stock as of March 22, 2000, was approximately 1161.

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

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                                    1999                 1998
                                                    ----                 ----

                           Net Revenues            $2,294                $2,372
                               Net Loss       $(1,744,175)          $(1,505,936)
                      Net Loss per share            $(.03)                $(.05)
            Working Capital (Deficiency)      $(1,645,141)             $285,596
                            Total Assets       $3,471,423             3,417,223
                          Long-Term Debt         $113,479              $332,118
                    Stockholders' Equity         $869,933            $2,393,672

Plan of Operation:
-----------------

         Rio Grande is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is a non-operating silver property located in Presidio County, Texas known as the "Shafter-Presidio Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Item 2. "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in 1999 and 1998 in connection with the Silver Mine.

         Net revenues in 1999 and 1998 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year.

         Substantial expenses have been incurred over the past two years in connection with the acquisition and/or evaluation of the Silver Mine. Legal expenses were $113,230 and $130,441 for 1999 and 1998, respectively.

         Consulting fees were $1,047,738 and $558,531 for 1999 and 1998, respectively. Consulting fees in both 1999 and 1998 were primarily for economic and engineering services regarding the Silver Mine or the permitting thereof. The substantial increase from 1998 to 1999 is attributable to the increased activity in Registrant's efforts to begin mining operations or to sell the property, especially as they related to obtaining operating permits.

         Accounting and auditing expense was $50,631 and $75,053 in 1999 and 1998, respectively. Such expenses were incurred for auditing and record keeping services for the Registrant and Rio Grande.

         Other general and administrative expenses totaled $366,038 and $233,371 for 1999 and 1998, respectively. Registrant, in April 1998, agreed to exercise its option to lease the surface rights to the Red Hills Property and certain contiguous land. In connection therewith, Registrant incurred $58,014 of lease expense in 1998 and $43,954 in 1999. In addition, the increased activity in Registrant's efforts to finance, mine or sell the property incurred increased travel costs and other expenses related to these activities.

         Registrant had approximately $355,000 of cash as of October 31, 1999. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant, in January 1999, optioned certain used mill property that should be appropriate for potential mining operations.

         During 1999 and 1998, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In 1999 and 1998, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,785,460 and $1,866,720, respectively, through the issuance of notes and advances. The advances made in 1998 were refinanced with the issuance of common stock by the Registrant and the purchase and/or exercise of warrants. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

         Registrant's objectives are to make the necessary preparations for the profitable production of minerals from these properties in anticipation of increases in their market prices, even while considering a sale of all or part of its assets, of Rio Grande, or a sale of Registrant as a whole to achieve its profit objectives. At this time, there can be no assurance that any of these alternatives can be achieved on terms acceptable to the Registrant.

         Forward-Looking Statements
         --------------------------

         The forward-looking statements contained herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Registrant will have adequate financial resources to fund the development of the Silver Mine, that significant mineral resources exist, can be economically developed and readily and profitably marketed; and that there will be no material adverse change in the market for such minerals or in the Registrant's sources of funding. The foregoing assumptions are based on judgment with respect to, among other things, information available to the Registrant, future economic, competitive and market conditions including fluctuations in mineral prices, unexpected geological conditions, the speculative nature of mineral exploration and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Registrant's control. Accordingly, although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Registrant's business and operations which could cause the Registrant's financial performance to vary markedly from results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Registrant to alter its capital investment and other expenditures, which may also adversely affect the Registrant's results of operations. In light of significant uncertainties inherent in forward-looking information included in this Annual Report on Form 10-KSB, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the Registrant's objectives or plans will be achieved.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements listed in Part III, Item 13 and the related report of independent certified public accountants are included herein following page 21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable.



                                    PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The following persons served as directors of the Registrant:

                           Principal Occupation for Past 5 Years,
Name of Director           Certain Other Directorships & Age               Director Since
----------------           ---------------------------------               --------------

Andrew K. Simpson          Chairman of the Board and Chief Executive           1996
                           Officer; merchant banking and corporate
                           finance; Director, Coastal Capital, Inc.; Partner,
                           Coastal Capital Partners LP; Chairman, Chief
                           Executive Officer and Director, Rio Grande
                           Mining Company; 51

Theresa C. Morris          Director; commodities trading and fund              1996
                           management; Director, Coastal Capital,
                           Inc.; Director, Rio Grande Mining
                           Company;  47

David C. Fraser            Director; self-employed management                  1996
                           consultant; Retired Director, Texas State
                           Optical;  57

Edward T.  Dunne           Director; commodities trading and fund              1998
                           management; 56

Information Regarding Late Filing Pursuant to Section 16
--------------------------------------------------------

         Section 16 of the Securities Exchange Act of 1934 requires timely filing of notice of transactions in the Registrant's securities by officers, directors and holders of 10% or more of the Registrant's outstanding securities. During the Registrant's fiscal year ended October 31, 1999, based solely upon copies of reports on form 4 delivered to the Registrant, the Registrant was not advised that any required filings were not made.

         The officers are elected annually and serve at the discretion of the Board of Directors. There are no family relationships among any of the officers or directors. During the fiscal year ended October 31,1999, while the Board of Directors held numerous meetings, they took board action by unanimous written consent on four occasions.

         The Board does not presently have an audit committee.


ITEM 10. EXECUTIVE COMPENSATION

         The following information is furnished on an accrual basis as to compensation paid by the Registrant during the two fiscal years ended October 31, 1999, to the Registrant's president and chief executive officer and to each of the Registrant's executive officers receiving at least $100,000 in the latest fiscal year end.


         Name and Principal Position     Year         Salary         Bonus      Compensation
         ---------------------------     ----        -------         -----      ------------
         Andrew K. Simpson               1999       $  84,000 (1)       -
         Chairman of the Board and       1998       $ 102,900 (1)       -
         Chief Executive Officer(1)

         -----------

         (1) Includes $27,972 in 1999 and $68,616 in 1998 applicable to Mr. Simpson's salary as Chief Executive Officer of Rio Grande Mining Company, a significant subsidiary of the Registrant. Mr. Simpson's salary is allocated one-third to Registrant and two-thirds to Rio Grande based on his time spent as an executive officer of each entity.

         In fiscal 1998, Registrant and Rio Grande paid Andrew K. Simpson $10,400 per month to serve as chief executive officer and president of both entities until May 1, 1998. Effective May 1, 1998 this amount was reduced to approximately $7,000 per month.

         Coastal Capital Partners, Inc., the general partner of Coastal LP (Coastal LP is controlling stockholder of Registrant) maintains a separate merchant banking business apart from its activities on behalf of Registrant and Rio Grande. Coastal Capital Partners, Inc. separately engages in the origination of private equity investment transaction opportunities. Coastal Capital Partners, Inc. pays Andrew K. Simpson a monthly fee to review investment opportunities for Coastal LP's own account. Mr. Simpson separately engages in other business activities for his own account and is lessee of the Sonoma offices where Registrant and Rio Grande Mining Company conduct their principal administrative activities.

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

         John H. Bailey, an officer and director of Rio Grande is periodically paid advisory fees by Coastal Capital Partners, Inc in connection with mine related projects for Coastal LP's account. Rio Grande pays Mr. Bailey $6,500 a month in salary.

         Information Concerning Stock Options
         ------------------------------------

         As of October 31, 1999, the Registrant had not adopted any stock option or any other form of incentive plan.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         As of October 31,1999, the Common Stock of the Registrant is owned beneficially and of record by the following principal shareholders known by the Registrant to own five percent or more of the total Common Stock outstanding , as well as the following directors and executive officers:

                                              Amount and Nature of
                   Beneficial Owner           Beneficial Ownership (1)          Percent of Class
                   ----------------           ------------------------          ----------------

         Coastal Capital Partners, LP              60,513,993(2)                  82.85%
         101 Morgan Lane   Suite180
         Plainsboro, NJ 08536

         Andrew K. Simpson                         60,513,993(2)(3)               82.85%
         P. O. Box 199
         Sonoma, CA 95476

         All Officers and Directors                60,513,993(2)(3)               82.85%
         as a group (four persons)

(1) Subject to applicable community property statutes, and except as otherwise hereinafter set forth, all persons shown have sole voting and investment power over all shares listed.

(2) Includes 10,000,000 shares subject to a three year warrant expiring September 2001, exercisable at $.15 per share.

(3) Reflects Mr. Simpson's position as chief executive officer of the corporate general partner of Coastal LP.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

1.       Coastal LP
         ----------

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

2.       Director Relationships
         ----------------------

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8K

(a)(1)   Financial Statements
         --------------------
         The following financial statements of the Registrant are filed herewith (page numbers refer to page numbers of financial statements)
Page
----

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

(ii) Bylaws filed with Form 10K for year ended October 31, 1990. Incorporated by Reference.

(10) Mining Royalty Purchase Agreement dated April 24, 1997, between Rio Grande Mining Company and AMAX Exploration Inc., filed as an exhibit to Form 8-K dated May 5, 1997. Incorporated by Reference.

(21)  Rio Grande Mining Company, a Nevada corporation.

(b) No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                               SILVER ASSETS, INC.
                                AND SUBSIDIARIES

                              Financial Statements

                            October 31, 1999 and 1998

                               SILVER ASSETS, INC.
                                AND SUBSIDIARIES

                                Table of Contents




REPORT OF INDEPENDENT ACCOUNTANTS.............................................1

FINANCIAL STATEMENTS:

     Consolidated Balance Sheets..............................................3

     Consolidated Statements of Operations....................................4

     Consolidated Statements of Stockholders' Equity..........................5

     Consolidated Statements of Cash Flows....................................6

NOTES TO FINANCIAL STATEMENTS.................................................7

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
Silver Assets, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Silver Assets, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Silver Assets, Inc. and Subsidiaries as of October 31, 1999 and 1998, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12, the Company has not commenced business operations, thus has no operating revenues and has a significant working capital deficit. The continued existence of the Company is dependent upon a) its ability to raise capital in order to meet its current obligations, b) its ability to fund the initial capital start-up costs and c) may ultimately depend upon mineral prices, particularly silver, exceeding their extraction costs.

These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 12. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/S/ STARR AND WALTERS
ACCOUNTANCY CORPORATION

Santa Ana, California
January 27, 2000


                                     Silver Assets, Inc. and Subsidiaries
                                         Consolidated Balance Sheets
                                          October 31, 1999 and 1998

                                                    Assets
                                                                            1999                        1998
                                                                            ----                        ----
Current Assets:
    Cash and cash equivalents                                         $       355,035             $       550,915
    Accounts receivable                                                           479                       1,463
    Due from affiliate                                                              0                      15,753
    Prepaid expenses                                                           41,197                      43,080
    Non-refundable option payment                                             244,000                           0
                                                                      ----------------            ----------------
       Total Current Assets                                                   640,711                     611,211
                                                                      ----------------            ----------------

Property and Equipment:
    Real estate                                                                63,861                      63,861
    Mineral properties                                                      2,052,807                   2,052,807
    Equipment                                                                 661,336                     661,336
    Furniture and fixtures, net                                                     0                         145
                                                                      ----------------            ----------------
       Net Property and Equipment                                           2,778,004                   2,778,149
                                                                      ----------------            ----------------

Other Assets:
    Investment in land                                                         25,500                      25,500
    Organization costs                                                              0                       2,363
                                                                      ----------------            ----------------
       Total Other Assets                                                      25,500                      27,863
                                                                      ----------------            ----------------

       Total Assets                                                   $     3,444,215             $     3,417,223
                                                                      ================            ================

                                     Liabilities and Stockholders' Equity

Current Liabilities:
    Current portion of long-term debt                                 $       247,531             $       113,328
    Accounts payable                                                          147,254                      35,845
    Accrued expenses                                                           39,105                     146,442
    Payable to affiliate                                                    1,851,962                           0
    Note payable                                                                    0                      30,000
                                                                      ----------------            ----------------
       Total Current Liabilities                                            2,285,852                     325,615

Long-term debt, net of current portion                                        113,479                     332,118
                                                                      ----------------            ----------------
       Total Liabilities                                                    2,399,331                     657,733
                                                                      ----------------            ----------------

Minority interest in consolidated subsidiary                                  174,951                     365,818

Stockholders' Equity:
    Common stock, $0.001 par value, 100,000,000 shares
     authorized; 63,040,806 and 55,692,944 shares
     issued and outstanding in 1999 and 1998                                   63,041                      55,693
Additional paid-in capital                                                 22,607,307                  22,394,219
Accumulated deficit                                                       (21,800,415)                (20,056,240)
                                                                      ----------------            ----------------
       Total Stockholders' Equity                                             869,933                   2,393,672
                                                                      ----------------            ----------------

       Total Liabilities and Stockholders' Equity                     $     3,444,215             $     3,417,223
                                                                      ================            ================

The accompanying notes are an integral part of these financial statements.


                                Silver Assets, Inc. and Subsidiaries
                                Consolidated Statement of Operations
                            For the Years ended October 31, 1999 and 1998

                                                           1999                      1998
                                                           ----                      ----
Revenue                                                $       2,294             $       2,372
                                                       --------------            --------------

Costs and Expenses:
    Salaries and benefits                                    257,040                   180,565
    Consulting fees                                        1,047,738                   558,531
    Legal expense                                            113,230                   130,441
    Accounting and auditing                                   50,631                    75,053
    Depreciation and amortization                              2,508                     2,116
    Other general and administrative expenses                375,102                   346,610
                                                       --------------            --------------
       Total Costs and Expenses                            1,846,249                 1,293,316
                                                       --------------            --------------

Loss from Operations                                      (1,843,955)               (1,290,944)

Other Income (Expense):
    Interest income                                           44,555                    93,041
    Interest expense                                        (136,024)                 (189,959)
    Settlement expense                                             0                  (104,330)
    Other                                                      1,182                     8,553
                                                       --------------            --------------
       Total Other Income (Expense)                          (90,287)                 (192,695)
                                                       --------------            --------------

Loss from Operations before Income
   Taxes and Minority Interests                           (1,934,242)               (1,483,639)

Provision for Income Taxes                                      (800)                   (1,772)
Minority Interests in Losses of Subsidiary                   190,867                   (20,525)
                                                       --------------            --------------

Net Loss                                               $  (1,744,175)            $  (1,505,936)
                                                       ==============            ==============

Net Loss per Common Share                              $       (0.03)            $       (0.05)
                                                       ==============            ==============

Weighted average common shares outstanding                59,182,290                31,273,421
                                                       ==============            ==============

The accompanying notes are an integral part of these financial statements.


                                          Silver Assets, Inc. and Subsidiaries
                                     Consolidated Statement of Stockholders' Equity
                                      For the Years ended October 31, 1999 and 1998

                                                             Common Stock
                                                     -----------------------------    Additional      Accumulated
                                                        Shares         Amount       Paid-in Capital      Deficit          Total
                                                     -------------- -------------- ----------------- --------------- ---------------

Balance, October 31, 1997, as previously reported       29,053,464  $   2,905,347  $     16,534,222  $  (18,508,164) $      931,405

Minority interest calculation                                    0              0                 0         (42,140)        (42,140)

Balance, October 31, 1997, as restated (see Note 12)    29,053,464      2,905,347        16,534,222     (18,550,304)        889,265

    Reduction of par value                                       0     (2,876,293)        2,876,293               0               0

    Purchase of stock warrant                                    0              0            80,000               0          80,000

    Exchange stock for debt                             26,639,480         26,639         2,903,704               0       2,930,343

    Net loss for the year, as restated                           0              0                 0      (1,505,936)     (1,505,936)
                                                     -------------- -------------- ----------------- --------------- ---------------

Balance, October 31, 1998, as restated (see Note 12)    55,692,944         55,693        22,394,219     (20,056,240)      2,393,672

    Settlement of litigation                             1,711,000          1,711            49,619               0          51,330

    Employee stock grants                                2,946,136          2,946            85,438               0          88,384

    Mine equipment option                                  800,000            800            23,200               0          24,000

    Stock exchange offer                                 1,890,726          1,891            54,831               0          56,722

    Net loss for the year                                        0              0                 0      (1,744,175)     (1,744,175)
                                                     -------------- -------------- ----------------- --------------- ---------------

Balance, October 31, 1999                               63,040,806  $      63,041  $     22,607,307  $  (21,800,415) $      869,933
                                                     ============== ============== ================= =============== ===============

The accompanying notes are an integral part of these financial statements.


                                Silver Assets, Inc. and Subsidiaries
                                Consolidated Statement of Cash Flows
                            For the Years ended October 31, 1999 and 1998

                                                                 1999                         1998
                                                                 ----                         ----

Cash Flows from Operating Activities:
    Net Loss                                                 $    (1,744,175)            $    (1,505,936)
    Adjustments to reconcile net loss to net cash
     from operations:
       Depreciation and amortization                                   2,508                       2,116
       Minority interest in consolidated subsidiary                 (190,867)                     20,525
       Non-cash compensation expense                                  88,384                           0
       (Increase) decrease in accounts receivable                        984                      (1,369)
       (Increase) decrease in other current assets                     1,883                     (19,836)
       (Increase) decrease in accounts payable                       111,409                      (3,921)
       Increase (decrease) in accrued expenses                       (29,285)                    119,025
                                                             ----------------            ----------------
Net Cash Used by Operating Activities                             (1,759,159)                 (1,389,396)
                                                             ----------------            ----------------

Cash Flows from Investing Activities:
    Additions to mineral properties                                        0                     (31,489)
    Non-refundable Option Payment                                   (220,000)                          0
                                                             ----------------            ----------------
Net Cash Used by Investing Activities                               (220,000)                    (31,489)
                                                             ----------------            ----------------

Cash Flows from Financing Activities:
    Borrowings from affiliate, net                                 1,867,715                   1,988,789
    Contribution to capital for warrants                                   0                      80,000
    Principal payments on long-term debt                             (84,436)                   (117,265)
                                                             ----------------            ----------------
Net Cash Provided by Financing Activities                          1,783,279                   1,951,524
                                                             ----------------            ----------------

Increase (decrease) in Cash and Cash Equivalents                    (195,880)                    530,639
Cash and Cash Equivalents, Beginning of Year                         550,915                      20,276
                                                             ----------------            ----------------

Cash and Cash Equivalents, End of Year                       $       355,035             $       550,915
                                                             ================            ================

Supplemental Disclosures:

   Non-cash investing and financing activities:
       In April 1999 and September 1999, Silver issued common shares totaling
          800,000 in connection with an option to purchase mining equipment. Option payments were $220,000 cash and $24,000 stock.
       In June 1999, Rio issued shares of its common stock in satisfaction of a note payable of $30,000 plus accrued interest of $14,350.
       In August 1999, Silver issued 1,890,726 shares of common stock to acquire additional shares of Rio, its consolidated subsidiary.
       In September 1998, Silver Assets issued 26,639,482 shares of common stock in satisfaction of a note payable plus accrued interest to Coastal in the amount of $2,930,343.


   Cash paid for interest and taxes is as follows:           1999          1998
                                                             ----          ----
       Interest                                          $ 63,262      $ 38,697
       Taxes                                                  800         1,776


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

On October 11, 1996, through a series of stock exchanges, the Company acquired 80.74% of the common stock of Rio Grande Mining Company ("Rio"), a Nevada corporation and a development stage company. Rio's principal assets are non-operating silver and copper mineral properties located in Presidio County, Texas known as "the Shafter Presidio Mine" and "Red Hills," respectively. Also, as a result of the stock exchanges, Coastal Capital Partners, LP, ("Coastal") a Delaware limited partnership and a significant shareholder of both the Company and Rio, acquired slightly over 80% of the common stock of the Company.

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

The accompanying consolidated financial statements include the accounts of the Company, Rio (its 90.56% owned subsidiary) and Rio Grande Silver, a recently-formed Nevada corporation 100% owned by the Company. Although incorporated, Rio Grande Silver had no assets as of October 31, 1999. All significant intercompany accounts and transactions have been eliminated.

Rio is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." In accordance with the requirements of that Statement, certain additional disclosures are included in these financial statements pertaining to Rio's activities (see Note 14 - Company in the Development Stage).

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

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued):
----------------------------------------------------------------

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

Reclassifications
-----------------

Certain reclassficiations have been made to the prior period's financial statements in order for them to conform to the classifications used for the current year.

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

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1 - Summary of Significant Accounting Policies (continued):
----------------------------------------------------------------

Earnings (Loss) per Share
-------------------------

The computations of loss per share are based on the weighted average number of outstanding shares during the periods presented. Outstanding warrants have not been included because their effect would be anti- dilutive.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements and is effective for fiscal years beginning after December 15, 1997. SFAS 130 had no effect on the Company's financial statements as it had no comprehensive income components.

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report select segment information in their quarterly reports issued to stockholders. SFAS 131 had no effect on the Company's financial statements as it had no reportable segments.

Note 2 - Property and Equipment:
--------------------------------

Mineral Properties consist of the Shafter Presidio Silver Mine ("Shafter") located in Presidio County, Texas and Red Hills Property ("Red Hills") located a few miles from Shafter. The Red Hills asset represents the mineral rights (but not the surface rights) to approximately 1,600 acres of an undeveloped copper deposit. Shafter consists of approximately 3,430 acres of land of which Rio owns or leases certain of the surface and/or mineral estate. The original ore body, mined between 1883 and 1942, produced in excess of 30 million ounces of silver. The existing Shafter project includes acreage to provide for possible reserve extensions. Mining extraction has not commenced at this time.

The Shafter properties are subject to certain rental and royalty agreements with a previous owner of the property and other current property lessors covering substantially all of the acreage contained within the project. In the event mineral production were to commence in the future, these agreements become effective. In April 1997, the most significant of these agreements, which required Rio to pay royalties to Amax Exploration, Inc. ("Amax"), the previous owner, of 6.25% of the net value of silver produced was purchased by Rio for $525,000, payable in varying quarterly principal installments plus interest at 8% per annum over three and one-half years (see Note 6). Funding for the initial payment of $50,000 was advanced by Coastal LP, Registrant's controlling shareholder. In July, 1998, the remaining principal balance on the note of $350,000, plus accrued interest of $2,378 was assumed by the Company in exchange for 2,936,484 shares of Rio common stock. Conveyances of the royalty interests will occur after certain aggregate principal payments have been made during the term of the agreement.

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


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

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 3 - Related Party Transactions (continued):
------------------------------------------------

Exchange Transactions
---------------------

Silver Assets has acquired additional shares of Rio's common stock as follows:

         In May 1998, Rio issued 6,253,001 of its common shares to Silver Assets as payment for advances and accrued interest from Silver Assets.

         In July 1998, Rio issued 2,936,484 of its common shares to Silver Assets as payment for the assumption of the Amax debt by Silver Assets.

         In September 1998, Rio issued 7,675,917 of its common shares to Silver Assets as payment for advances and accrued interest from Silver Assets.

         In April 1999, Rio issued 2,027,500 of its common shares to Silver Assets as payment for compensation of key people.

         In April 1999, Rio issued 1,447,769 of its common shares to Silver Assets as part of the legal settlement agreed to in January 1999 (see
         Note 10).

         In April 1999 and September 1999, Rio issued a total of 676,924 of its common shares to Silver Assets in connection with the option to purchase mining equipment (see Note 4).

         In August 1999, Silver acquired 1,303,946 of previously issued Rio shares from minority shareholders in exchange for Silver shares.

Due from/Payable to Affiliate
-----------------------------

The Company obtains working capital from advances made by its majority shareholder, Coastal Capital Partners, LP. In addition, certain expenses are allocated among the Company, Rio and Coastal. As a result, amounts payable to affiliate at October 31, 1999 were $1,851,962. Amounts due from affiliate at October 31, 1998 were $15,753.

Other
-----

Rio holds an 8%, $30,000 note receivable from its former chairman and president which became due in September 1996. The note is collateralized by 254,370 shares of Rio's common stock owned by this individual. The note was not paid on its due date and was fully reserved on Rio's books.

In addition, Silver Assets made certain advances to this same individual in 1995 (who was also the president of Silver Assets at that time) amounting to $32,873 which have not been repaid. This amount was also fully reserved.

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 4 - Non-refundable Option Payment:
---------------------------------------

Rio has entered into an option agreement to purchase certain milling equipment and facilities located at Silver Peak, Esmeralda County, Nevada. A total of $244,000 for this option as of October 31, 1999, comprised of cash of $220,000 and 800,000 of the Company's common shares. Under the terms of the agreement, Rio extended this option until June 14, 2000 for an additional payment of $150,000 in December 1999. If Rio chooses to terminate this option, all funds previously paid are non-refundable. If Rio chooses to exercise its option to purchase, an additional payment of $1,300,000 is due, over and above previously mentioned option payments.

Note 5 - Note Payable:
----------------------

Rio held a $30,000 note payable bearing interest at 8% issued in July 1994 to one of its former minority shareholders. The note was originally due in January 1995. In June, 1999, the Company repaid the note plus accrued interest through the issuance of Rio common shares. These shares were subsequently exchanged for shares of the Company's common stock (see Note 3).

Note 6 - Long-term Debt:
------------------------

Long-term debt is comprised of the following:

                                                                                  1999            1998
                                                                                  ----            ----
Silver Assets
-------------
     Amount payable to a former officer in annual amounts
     over twenty years, discounted at 7.3%;
     final payment in 2012.                                                    $  92,767       $   71,283

     Note payable to Amax Exploration, Inc. for purchase
     of royalty interest; payable in varying quarterly
     principal installments plus interest at 8% per annum;
     final payment of $75,000 due October 15, 2000.                              225,000          325,000

     Mortgage payable to a bank; due in 120 monthly installments of $639.38 including interest at 10%; final payment due April 1, 2008.
     This note is collateralized by the Shafter property.                         43,243           46,667

     Loan payable to bank; due in equal monthly
     payments of $635 including interest at 9.75%;
     due in February 1999.                                                             -            2,496
                                                                               ----------       ----------
                                                                                 361,010          445,446
     Less:  Current portion                                                      247,531          113,328
                                                                               ----------       ----------

     Long-term Portion of Notes Payable                                        $ 113,479        $ 332,118
                                                                               ==========       ==========

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 6 - Long-term Debt (continued):
------------------------------------

Future maturities of these obligations are as follows:

      Year Ending
       October 31
      -----------
         2000                                                       $247,531
         2001                                                         12,618
         2002                                                         12,423
         2003                                                         12,311
         2004                                                         12,284
      Thereafter                                                      63,843
                                                                    ---------
                                                                    $361,010
                                                                    =========

In connection with a severance arrangement provided to the former chief executive officer of Silver in January 1993, the Board of Directors agreed to forgive an amount payable to the Company by this individual in the approximate amount of $370,000 over a twenty year period. In return, this individual is to provide the Company with consulting services over that period on an as-available and as-needed basis. In addition, the Company has agreed to reimburse him for any income taxes due as a result of the amount forgiven. The amount of the liability recorded by the Company represents the present value of the estimated income taxes which may become payable to the former officer as a result of this arrangement calculated using a discount rate of 7.3% which approximated the long- term Treasury Bond rate at the date the arrangement was approved. Any amounts which may not be payable due to the absence of a tax liability to the former officer attributable to the annual amount forgiven will be included in income when that determination is made.

Note 7 - Contingencies
----------------------

Leases
------

Rio leases certain surface and mineral rights related to the Shafter property under operating leases with varying terms. Rental expense charged to operations with respect to such surface and mineral rights amounted to $53,288 and $66,975 in 1999 and 1998, respectively.

The Company rents its administrative office from a related party on a month-to-month basis. Monthly rental under this lease is $1,200, which is allocated one-third each to Silver Assets, to Rio Grande and to Coastal Capital Partners, Inc., the general partner of the Registrant's controlling shareholder, Coastal LP. The Company is required to pay utilities on the building. Rental expense charged to operations was $10,811 and $10,166 in 1999 and 1998, respectively.

The Company leases telephone equipment under a twenty-four month lease from June 1998 through May 2000 at a rate of $80 per month.

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 7 - Contingencies (continued):
-----------------------------------

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

Note 8 - Stockholders' Equity:
------------------------------

The Company issued warrants to Coastal, its controlling shareholder, to purchase a total of 10,000,000 shares of its common stock at $0.15 per share through September 22, 2001 in exchange for payment of $80,000.

In addition, certain former officers and directors of the Company hold warrants to purchase an aggregate of 700,000 common shares at exercise prices of $0.18 to $0.20 per share.

Note 9 - Earnings (Loss) Per Share:
-----------------------------------

Basic and diluted loss per common share is computed as follows:
                                                                      1999              1998
                                                                      ----              ----
Numerator for basic and diluted earnings (loss) per
 common share:  Net Loss                                          $ (1,744,175)     $ (1,505,936)
                                                                  =============     =============
Denominator for basis and diluted earnings (loss) per common
  share:  Weighted Average Common Shares Outstanding                59,182,290        31,273,421
                                                                  =============     =============

Basis and diluted net loss per common share                       $      (0 03)     $      (0 01)
                                                                  =============     =============

Note 10 - Settlement Expense:
-----------------------------

In February 1996, an executive officer and an independent consultant to Rio sustained serious injuries in an automobile accident while traveling on company business. No claims were filed by the individual. In January 1999, the Company entered into a Settlement Agreement and Mutual Release whereby Rio paid cash of $53,000 and the Company issued 1,711,000 shares of its common stock to the individual. Rio issued 1,447,769 of its common stock to the Company.

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 11 - Income Taxes:
-----------------------

The provision for income taxes is as follows:

                                            1999                      1998
                                       --------------            --------------
Current:
     Federal                           $           -             $           -
     State                                       800                       800
                                       --------------            --------------
                                                 800                       800
                                       --------------            --------------
Deferred (Benefit):
     Federal                                (657,914)                 (504,972)
     State                                  (149,647)                 (104,687)
                                       --------------            --------------
                                            (807,561)                 (609,659)
                                       --------------            --------------

Increase in valuation allowance              807,561                   609,659
                                       --------------            --------------

                                       $         800             $         800
                                       ==============            ==============

Deferred income taxes for the years ended October 31, 1999 and 1998 reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The sources of the temporary differences and their effect on the net deferred tax asset is as follows:

                                            1999                      1998
                                       --------------            --------------

Net operating loss carryforward        $     186,103             $     231,264
Section 197 capitalized costs                621,458                   378,395
Valuation allowance                         (807,561)                 (609,659)
                                       --------------            --------------

                                       $           -             $           -
                                       ==============            ==============

Subsequent to October 11, 1996, the company has net operating losses which expire as follows:

        Expires                           Federal                    State
    ----------------                   --------------            --------------
         2012                          $     365,163             $     182,582
         2013                                601,936                   300,968
         2014                                484,392                   242,196
                                       --------------            --------------

                                       $   1,451,491             $     725,746
                                       ==============            ==============

As of October 31, 1995, the Company had cumulative net operating loss and investment tax credit carryforwards of approximately $17.2 million and $198,000, respectively. These losses and credits expire in varying amounts between 2000 and 2010. In connection a series of exchange transactions, the Company and Rio underwent ownership changes on October 11, 1996 as that term is defined under income tax regulations. Because of these changes, the Company's ability to fully utilize those net operating losses and investment tax credits generated prior to October 11, 1996 is likely to be significantly limited.

                      Silver Assets, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 12 - Restatement of Minority Interest in Consolidated Subsidiary and
-------------------------------------------------------------------------
Minority Interests in Losses of Subsidiary:
-------------------------------------------

The Company has restated its financial statements for a calculation error in the minority interest as presented on the balance sheet at October 31, 1998. An adjustment has been made to shareholders' equity as of the beginning of the earliest period presented. An adjustment has been made to the minority interests in losses of subsidiary and thus, net loss for the year ended October 31, 1998. The effect of these adjustments on the Company's financial results as originally reported is summarized as follows:

                                                  As Reported       As Restated
                                                  -----------       -----------

       Net Loss                                   $(1,332,386)      $(1,505,936)
                                                  ============      ============

       Net Loss per Common Share                  $     (0.04)      $     (0.05)
                                                  ============      ============

Note 13 - Management's Plans:
-----------------------------

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

As described in Note 3, the Company has received significant funding from Coastal, its controlling shareholder, primarily in the form of loans and equity investments. Management anticipates Coastal will convert some or all of these notes in the future. Coastal is reviewing other means of financing the Company; however, no definitive plan has yet been made for this financing.

                       Silver Asset, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 14 - COMPANY IN THE DEVELOPMENT STAGE:
-------------------------------------------
The following supplementary information is presented for Rio Grande Mining Company from inception on September 28, 1992 through October 31, 1999:


                                                                                                         Deficit
                                                                                                       Accumulated
                                   Preferred Stock           Common Stock            Additional         during the
                                   ---------------    --------------------------      Paid in           Development
                                   Shares  Amount        Shares        Amount         Capital              Stage           Total
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance at inception, 9/28/92          0   $  0                 0   $         0     $         0        $         0      $         0
  Stock issuances:
       For services (1)                -      -         5,087,400        50,874         (38,874)                 -           12,000
       For cash                        -      -         1,833,584        18,336         414,164                  -          432,500
  Net loss for the period              -      -                -              -               -           (135,623)        (135,623)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, December 31, 1993             -      -         6,920,984        69,210         375,290           (135,623)         308,877
  Stock issuances:
       For services (1)                -      -            42,395           424           8,413                  -            8,837
       For cash                        -      -         3,834,628        38,346         591,654                  -          630,000*
  Issuance of warrants for cash        -      -                 -             -          12,500                  -           12,500
  Net loss for the period              -      -                 -             -               -           (215,341)        (215,341)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, October 31, 1994                              10,798,007       107,980         987,857           (350,964)         744,873
  Stock issuances:
       For cash                      397      4         1,954,888        19,549         319,076                  -          338,629
       Refinance of note payable       -      -         4,074,965        40,750         696,963                  -          737,713
  Restore amount due from affiliate    -      -                 -             -               -             17,675           17,675
  Net loss for the period              -      -                 -             -               -           (271,300)        (271,300)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, October 31, 1995            397      4        16,827,860       168,279       2,003,896           (604,589)       1,567,590
  Purchase of warrant for cash         -      -                 -             -          25,000                  -           25,000
  Stock issuances:
       For note receivable             -      -         1,041,667        10,417         239,583                  -          250,000
       Refinance of note payable       -      -         4,070,833        40,708         936,292                  -          977,000
       Transfer of Red Hills
         mineral property              -      -         2,500,000        25,000         (25,000)                 -                -
       Cancellation of settlement
         warrant                       -      -         9,000,000        90,000         (90,000)                 -                -
  Redemption of preferred stock     (397)    (4)                -             -               -                  -               (4)
  Net loss for the period              -      -                 -             -               -           (569,533)        (569,533)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, October 31, 1996              -      -        33,440,360       334,404       3,089,771         (1,174,122)       2,250,053

(continued on page 18)


                                          Silver Assets, Inc. and Subsidiaries


Note 14 - COMPANY IN THE DEVELOPMENT STAGE (continued):
-------------------------------------------------------

                                                                                                         Deficit
                                                                                                       Accumulated
                                   Preferred Stock           Common Stock            Additional         during the
                                   ---------------    --------------------------      Paid in           Development
                                   Shares  Amount        Shares        Amount         Capital              Stage           Total
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Subtotal from page 17                  0   $  0        33,440,360   $   334,404     $ 3,089,771        $(1,174,122)     $ 2,250,053

Refinance of note payable              -      -         3,729,307        37,293         447,517                  -          484,810
  Net loss for the period              -      -                 -             -               -           (742,403)        (742,403)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, October 31, 1997              0   $  0        37,169,667   $   371,697     $ 3,537,288        $(1,916,525)     $ 1,992,460
  Stock issuances:
       Refinance of note payable
         with equity                   -      -         6,253,001        62,530         750,360                  -          812,890
       Transfer of note payable        -      -         2,936,484        29,364         323,014                  -          352,378
       For cash                        -      -         7,675,917        76,759         921,110                  -          997,869
  Issuance of stock warrants           -      -                 -             -          80,000                  -           80,000
  Net loss for the period              -      -                 -             -               -         (1,054,567)      (1,054,567)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------
Balance, October 31, 1998              0      0        54,035,069   $   540,350      $5,611,772        $(2,971,092)      $3,181,030
   Stock issuances:
       For services (1)                -      -         2,027,500        20,275          51,609                  -           71,884
       Settlement expense              -      -         1,447,769        14,478          36,852                  -           51,330
       Purchase of option              -      -           676,922         6,796          17,231                  -           24,000
       Convert shareholder note
         and accrued interest          -      -           392,478         3,925          40,425                  -           44,350
   Net loss for the period             -      -                 -             -               -         (1,519,304)      (1,519,304)
                                   ------  ------     ------------  ------------    ------------       ------------     ------------

  Balance, October 31, 1999            0   $  0        58,579,738   $   585,797     $ 5,757,889        $(4,490,396)     $ 1,853,290
                                   ======  ======     ============  ============    ============       ============     ============

(1)   Based on value of services rendered.
(2) For a description of the Company's development activities, See Notes 2, 7 and 12.
 *    Net of $45,000 in transaction fees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunder duly authorized.

                                            SILVER ASSETS, INC.


April 11, 2000                      By: /S/ Andrew K. Simpson
                                        ----------------------------------------
                                        Andrew K. Simpson, President



April 11, 2000                      By: /S/ John S. Durkin
                                        ----------------------------------------
                                        John S. Durkin, Chief Financial Officer


Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in behalf of the Registrant and in the capacities and as of the dates indicated.


/S/ Andrew K. Simpson                Director,                    April 11, 2000
----------------------------
Andrew K. Simpson


/S/ Theresa C. Morris                Director,                    April 11, 2000
----------------------------
Theresa C. Morris


/S/ Edward T. Dunne                  Director,                    April 11, 2000
----------------------------
Edward T. Dunne


/S/ David C. Fraser                  Director,                    April 11, 2000
----------------------------
David C. Fraser