Form 10QSB
period 2000-01-31
SILVER ASSETS INC
filed 2000-04-19
CIK 99286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended JANUARY 31, 2000

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

         Yes   X          No
             -----           -----

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the close of the latest practicable date:    As of  March 31, 2000

         Common Stock, $.001 Par Value               63,040,806 shares
         -----------------------------               -----------------

         Traditional Small Business Disclosure Format (check one):

                           Yes           No   X
                               -----        -----

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

         In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31, 2000, and the results of its operations and changes in its cash flows for the three month periods ended January 31, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                                          Silver Assets, Inc. and Subsidiaries
                                               Consolidated Balance Sheets
                                         January 31, 2000 and October 31, 1999
                                                       UNAUDITED

                                                                                  JANUARY 31,     OCTOBER 31,
                                                                                     2000            1999
                                                                                --------------  --------------

                                                         ASSETS
                                                         ------

Current assets:
     Cash and cash equivalents                                                  $      58,333   $     355,035
     Accounts receivable                                                                  443             479
     Due from affiliates                                                                    0
     Prepaid expenses                                                                  32,130          41,197
                                                                                --------------  --------------
    Nonrefundable Option Payments                                                     394,000         244,000
                                                                                --------------  --------------
          Total current assets                                                        484,906         640,711
                                                                                --------------  --------------
Property and equipment:
     Real estate                                                                       63,861          63,861
     Mineral properties                                                             2,052,807       2,052,807
     Equipment                                                                        671,336         661,336
     Furniture and fixtures, net                                                            0               0
                                                                                --------------  --------------
          Net property and equipment                                                2,788,004       2,778,004

Other assets:
    Investment in Land                                                                 25,500          25,500
                                                                                --------------  --------------
          Total other assets                                                           25,500          25,500
                                                                                --------------  --------------
Total Assets                                                                    $   3,298,410       3,444,215
                                                                                ==============  ==============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY
                                          ------------------------------------

Current liabilities:
     Notes payable
     Payable to affiliates                                                          2,149,814       1,851,962
     Accounts payable                                                                 194,077         147,254
     Accrued expenses                                                                  21,493          39,105
     Current portion of long-term debt                                                196,657         247,531
                                                                                --------------  --------------
          Total current liabilities                                                 2,562,041       2,285,852
                                                                                --------------  --------------
Long-term debt, net of current portion                                                113,479         113,479
                                                                                --------------  --------------
                                                                                    2,675,520       2,399,331
Minority interest in consolidated subsidiary                                          142,237         174,951
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 60,750,080 shares issued and outstanding
          at January 31, 1999 and 55,692,944 issued and
          outstanding at October 31, 1999                                              63,041          63,041
     Additional paid-in capital                                                    22,607,307      22,607,307
     Accumulated deficit                                                          (22,189,695)    (21,800,415)
                                                                                --------------  --------------
          Total stockholders' equity                                                  480,653         869,933
                                                                                --------------  --------------
Total Liabilities and Stockholders' Equity                                      $   3,298,410       3,444,215
                                                                                ==============  ==============

                        The accompanying notes are an integral part of these financial statements

                                                            3

                                          Silver Assets, Inc. and Subsidiaries
                                         Consolidated Statements of Operations
                                  For the Three Months ended January 31, 2000 and 1999
                                                       UNAUDITED

                                                                                     For the Quarter Ended
                                                                                           January 31,
                                                                                     2000             1999
                                                                                --------------  --------------
Revenue:
     Net sales
     Other                                                                      $         717   $         379
                                                                                --------------  --------------
                                                                                          717             379
                                                                                --------------  --------------
Costs and Expenses:
     Salaries and benefits                                                             50,718          82,161
     Consulting fees                                                                  205,220         174,113
     Legal expense                                                                     43,636          15,575
     Accounting and auditing                                                            9,376          12,368
     Depreciation and amortization                                                          0             145
     Other general and administrative expenses                                         66,861         142,618
                                                                                --------------  --------------
                                                                                      375,811         426,980

Loss from Operations                                                                 (375,094)       (426,601)
Other income(expense):
     Interest income (expense), net                                                   (46,975)         (7,024)
     Other, net                                                                            75              75
                                                                                --------------  --------------
Loss from Operations before income taxes                                             (421,994)       (433,550)
Provision for income taxes                                                                  0               0
Minority Interests in Losses of Subsidiary                                             32,714          43,610
                                                                                --------------  --------------


Net Loss                                                                        $    (389,280)  $    (389,940)
                                                                                ==============  ==============

Net Loss per Share                                                              $       (0.01)  $       (0.01)

Weighted average common shares outstanding                                         63,040,808      56,766,738

                        The accompanying notes are an integral part of these financial statements

                                                           4

                                          Silver Assets, Inc. and Subsidiaries
                                          Consolidated Statement of Cash Flows
                                  For the Three Months Ended January 31, 2000 and 1999
                                                        UNAUDITED

                                                                                  Quarter ended January 31,
                                                                                     2000            1999
                                                                                --------------  --------------
>From Operating Activities:
     Net loss                                                                   $    (389,280)  $    (389,940)
     Depreciation                                                                           0             145
     Issuance of common stock for services                                                  0         138,255
     Decrease in minority interest                                                    (32,714)        (43,609)
     Changes in current assets and liabilities:
          Accounts receivable                                                              36           5,434
          Other current assets, net                                                  (140,933)          8,079
          Accounts payable                                                             46,823          (5,216)
          Accrued expenses                                                            (17,612)       (105,551)
          Note payable to affiliate                                                   297,852         143,388
          Other current liabilities, net                                                    0             635
                                                                                --------------  --------------
Net Cash used by Operating Activities                                                (235,828)       (248,380)
                                                                                --------------  --------------
Cash Flows from Investing Activities:
     Additions to mineral properties and equipment                                    (10,000)        (47,000)
                                                                                --------------  --------------
Net Cash used by Investing Activities                                                 (10,000)        (47,000)
                                                                                --------------  --------------
Cash Flows from Financing Activities:
     Principal payments on long-term debt, net                                        (50,874)        (28,250)
                                                                                --------------  --------------
Net Cash provided from Financing Activities                                           (50,874)        (28,250)
                                                                                --------------  --------------

Net Increase(Decrease) in Cash and Cash Equivalents                                  (296,702)       (323,630)
Cash and Cash Equivalents, beginning of year                                          355,035         550,915
                                                                                --------------  --------------

Cash and Cash Equivalents, end of period                                        $      58,333   $     227,285
                                                                                ==============  ==============

                        The accompanying notes are an integral part of these financial statements

                                                            5

                               SILVER ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                JANUARY 31, 2000

1.   Basis of Presentation
     ---------------------

     The accompanying unaudited condensed financial consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimates) considered necessary for a fair presentation have been included. Operating results for the three month period ended January 31, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2000. For further information, the reader should refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1999.

     The accompanying financial statements include the accounts of the Company, Rio Grande Mining Company ("Rio Grande"), its 90.6 % owned subsidiary and Rio Grande Silver ("Silver"), a 100% owned Nevada corporation. Silver had no assets as of January 31, 2000.
All significant intercompany accounts and transactions have been eliminated.

     Rio Grande is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See page 8 for supplemental disclosure relating to Rio Grande's changes in stockholders' equity from inception through January 31, 2000.


2.   Management's Plans
     ------------------

     The Company's principal assets are its investments in the Shafter-Presidio Silver Mine (the "Silver Mine") and Red Hills mineral properties through its majority ownership of Rio Grande Mining Company. The Company has not commenced business operations, has no current source of revenue and has incurred significant losses. The continuing existence of the Company is dependent upon its ability to raise sufficient additional capital in order to meet its current obligations, to fund the recovery of start-up costs and ultimately, the price of silver and/or copper reaching levels which provide for adequate profitability from production of minerals. The Silver Mine's principal risk is the uncertainty that silver prices will sustainably render the Silver Mine economic. In the event the Company is unable to finance production start-up due to weak silver prices, permitting delays or other factors, the Company may enter into a merger, joint venture or sale arrangement or a combination thereof. In such event, there can be no assurances that current carrying values of assets, or even current stock price levels, will be recovered by the Company's stockholders. These factors raise considerable doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3.   Company in the Development Stage
     --------------------------------

     The supplementary information on the following page is presented for Rio Grande Mining Company for the period from inception on September 28, 1992 through January 31, 2000.

                       Silver Assets, Inc. and Susidiaries
            Supplemental Disclosure-Company in the Development Stage
                            Rio Grande Mining Company
                        Schedule of Stockholders' Equity
  For the Period from Inception on September 28, 1992 through January 31, 2000

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                                               Additional  during the
                                              Preferred Stock            Common Stock           Paid in    Development
                                            Shares       Amount       Shares       Amount       Capital      Stage         Total
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------

Balance at inception, September 28, 1992           0            0            0            0            0            0            0
   Stock issuances:
      For services(1)                                                5,087,400  $    50,874  $   (38,874)              $    12,000
      For cash                                                       1,833,584       18,336      414,164                   432,500
   Net loss for the period                                                                                   (135,623)    (135,623)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, December 31, 1993                                           6,920,984       69,210      375,290     (135,623)     308,877
   Stock issuances:
      For services(1)                                                   42,395          424        8,413                     8,837
      For cash                                                       3,834,628       38,346      591,654                   630,000
   Issuance of warrants for cash                                                                  12,500                    12,500
   Net loss for the period                                                                                   (215,341)    (215,341)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1994                                           10,798,007      107,980      987,857     (350,964)     744,873
   Stock issuances:
      For cash                                   397            4    1,954,888       19,549      319,076                   338,629
      Refinance of note payable                                      4,074,965       40,750      696,963                   737,713
   Restore amount due from affiliate                                                                           17,675       17,675
   Net loss for the period                                                                                   (271,300)    (271,300)
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1995                        397            4   16,827,860      168,279    2,003,896     (604,589)   1,567,590
   Purchase of warrant for cash
   Stock issuances:                                                                               25,000                    25,000
      For note receivable                                            1,041,667       10,417      239,583                   250,000
      Refinance of note payable                                      4,070,833       40,708      936,292                   977,000
      Transfer of Red Hills mineral property                         2,500,000       25,000      (25,000)
      Cancellation of settlement warrant                             9,000,000       90,000      (90,000)
   Redemption of preferred stock                (397)          (4)                                                              (4)
   Net loss for the period                                                                                   (569,533)    (569,533)
                                         ------------ ------------ ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1996                                           33,440,360      334,404    3,089,771   (1,174,122)   2,250,053
   Refinance of note payable                                         3,729,307       37,293      447,517                   484,810
   Net loss for the period                                                                                   (742,403)    (742,403)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1997                                           37,169,667      371,697    3,537,288   (1,916,525)   1,992,460
   Stock issuances:
     Refinance of note payable with equity                           6,253,001       62,530      750,360                   812,890
     Transfer of note payable                                        2,936,484       29,364      323,014                   352,378
     For Cash                                                        7,675,917       76,759      921,110                   997,869
  Issuance of stock warrants                                                                      80,000                    80,000
  Net loss for the period                                                                                  (1,054,567)  (1,054,567)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1998                                           54,035,069      540,350    5,611,772   (2,971,092)   3,181,030
   Stock issuances:
     For services(1)                                                 2,027,500       20,275       51,609                    71,884
     Settlement of lawsuit                                           1,447,769       14,478       36,852                    51,330
     Purchase of option                                                676,922        6,769       17,231                    24,000
     Convert Note and interest due shareholder                         392,478        3,925       40,425                    44,350
   Net Loss for the period                                                                                 (1,519,304)  (1,519,304)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, October 31, 1999                                           58,579,738      585,797    5,757,889   (4,490,396)   1,853,290
   Net Loss for the period                                                                                   (346,544)    (346,544)
                                                                   ------------ ------------ ------------ ------------ ------------
Balance, January 31, 2000                                           58,579,738  $   585,797  $ 5,757,889  $(4,836,940) $ 1,506,746


Notes:
   (1)   Based on value of services rendered.
   (2) For a description of the Company's development activities, see Notes 2,7 and 11 in the Company's October 31, 1998 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation:
------------------

                                           January 31, 2000    January 31, 1999
                                           ----------------    ----------------

Net Revenues                                    $717                 $379

Net Loss                                      ($389,280)          $(389,940)

Net Loss per share                              ($.01)              $(.01)

Working Capital (Deficiency)                $(2,077,135)          $(57,309)

Total Assets                                $3,298,410           $3,134,459

Long-Term Debt                                $113,479            $331,364

Stockholders' Equity                          $480,653           $2,357,676


         The Registrant's 90.6% owned subsidiary, Rio Grande, is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is the Shafter-Presidio Silver Mine, a non-operating silver property located in Presidio County, Texas referred to as the "Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Form 10-KSB (for the fiscal year ended October 31, 1999) Item 2 "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in prior years in connection with the Silver Mine. Management had previously obtained independent appraisals for the Silver Mine and Red Hills Property which indicated that the carrying values of such mineral properties did not then exceed their net realizable values. Such appraisals are currently being updated.

         Net revenues for the first quarter of 1999 and 1998 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year. Substantial expenses were incurred during the first quarter of fiscal 2000, as well as the first quarter of fiscal 1999, in connection with the acquisition and/or evaluation of the Silver Mine. However, total expenses for the first quarter of fiscal 2000 were 88% of those incurred during the same period of fiscal 1999. This decrease is primarily due to a reduction in the drilling activities that took place in the quarter ending January 31, 1999. Such drilling was completed in early 1999.

         Registrant had approximately $58,333 of cash as of January 31, 2000 compared to $355,035 at October 31, 1999. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $125,000 per month, prior to the startup of any mining operations, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. Start-up production at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital or undertake a joint venture with an experienced mining operator who has the ability to finance operations. Registrant is currently determining the viability of proceeding with a production plan at the Silver Mine. and in that regard, in January 1999, optioned certain used mill property that should be appropriate for the anticipated mining operations.

         In the past, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In fiscal 1999, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,785,000, through the issuance of notes and advances. Registrant has investigated third party financing but may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

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



                           PART II - OTHER INFORMATION

         Not Applicable





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                                     Silver Assets, Inc.

         Date: April 18, 2000                         By: /S/ Andrew K. Simpson
               --------------------                   --------------------------
                                                      Andrew K. Simpson
                                                      President and
                                                      Chief Executive Officer



         Date: April 18, 2000                         /S/ John S. Durkin
               --------------------                   --------------------------
                                                      John S. Durkin
                                                      Chief Financial Officer