Form 10QSB
period 2000-04-30
SILVER ASSETS INC
filed 2000-06-20
CIK 99286

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the quarterly period ended
     APRIL 30, 2000

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
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification Number)


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

         Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the close of the latest practicable date:
                              As of April 30, 2000:

         Common Stock, $.001 Par Value                63,040,806 shares
         -----------------------------                -----------------

         Traditional Small Business Disclosure Format (check one):

                           Yes [ ]    No [X]

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

         In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30, 2000, and the results of its operations and changes in its cash flows for the three and six month periods ended April 30, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

                           SILVER ASSETS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                           APRIL 30, 2000 AND OCTOBER 31, 1999
                                        UNAUDITED

                                                            APRIL 30,      OCTOBER 31,
                                                              2000            2000
                                                          -------------   -------------
                       ASSETS
                       ------
Current assets:
     Cash and cash equivalents                            $     46,155    $    355,035
     Accounts receivable                                         4,140             479
     Due from affiliates                                             0
     Prepaid expenses                                           38,666          41,197
                                                          -------------   -------------
    Nonrefundable Option Payments                              394,000         244,000
                                                          -------------   -------------
          Total current assets                                 482,961         640,711
                                                          -------------   -------------
Property and equipment:
     Real estate                                                63,861          63,861
     Mineral properties                                      2,052,807       2,052,807
     Equipment                                                 671,336         661,336
     Furniture and fixtures, net                                     0               0
                                                          -------------   -------------
          Net property and equipment                         2,788,004       2,778,004
Other assets:
    Investment in Land                                          25,500          25,500
                                                          -------------   -------------
          Total other assets                                    25,500          25,500
                                                          -------------   -------------
Total Assets                                              $  3,296,465    $  3,444,215
                                                          =============   =============

        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------

Current liabilities:
     Notes payable
     Payable to affiliates                                $  2,775,118    $  1,851,962
     Accounts payable                                          100,370         147,254
     Accrued expenses                                           16,135          39,105
     Current portion of long-term debt                         128,965         247,531
                                                          -------------   -------------
          Total current liabilities                          3,020,588       2,285,852
                                                          -------------   -------------
Long-term debt, net of current portion                         113,479         113,479
                                                          -------------   -------------
                                                             3,134,067       2,399,331
Minority interest in consolidated subsidiary                   104,947         174,951
Stockholders' equity:
     Common stock, $.001 par value; 100,000,000 shares
          authorized; 63,040,808 shares issued and
        at April 30, 2000 and October 31, 1999                  63,041          63,041
     Additional paid-in capital                             22,607,307      22,607,307
     Accumulated deficit                                   (22,612,897)    (21,800,415)
                                                          -------------   -------------
          Total stockholders' equity                            57,451         869,933
                                                          -------------   -------------
Total Liabilities and Stockholders' Equity                $  3,296,465    $  3,444,215
                                                          =============   =============

   The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                    UNAUDITED


                                                        Three Months Ended
                                                             April 30,
                                                        2000            1999
                                                   -------------   -------------
Revenue:
     Net sales
     Other                                         $          0    $        523
                                                   -------------   -------------
                                                            910             523
                                                   -------------   -------------
Costs and Expenses:
     Salaries and benefits                               50,230          52,742
     Consulting fees                                    200,730         189,113
     Legal expense                                       76,052          27,667
     Accounting and auditing                             10,410          14,856
     Depreciation and amortization                            0               0
     Other general and administrative expenses           68,171          85,863
                                                   -------------   -------------
                                                        405,593         370,241

Loss from Operations                                   (404,683)       (369,718)
Other income(expense):
     Interest income (expense), net                     (55,108)        (11,633)
     Other, net                                             100              75
                                                   -------------   -------------
Loss from Operations before
     income taxes                                      (459,691)       (381,276)
Provision for income taxes                                    0               0
Minority Interests in Losses of Subsidiary               37,290          34,897
                                                   -------------   -------------

Net Loss                                              ($422,401)      ($346,379)
                                                   =============   =============

Net Loss per Share                                       ($0.01)         ($0.01)
                                                   =============   =============

Weighted average common shares outstanding           63,040,808      60,750,080
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                    UNAUDITED


                                                         Six Months Ended
                                                             April 30,
                                                        2000            1999
                                                   -------------   -------------
Revenue:
     Net sales
     Other                                         $      1,627    $        902
                                                   -------------   -------------
                                                          1,627             902
                                                   -------------   -------------
Costs and Expenses:
     Salaries and benefits                              100,947         134,904
     Consulting fees                                    405,950         363,226
     Legal expense                                      119,690          43,242
     Accounting and auditing                             19,786          27,224
     Depreciation and amortization                            0             145
     Other general and administrative expenses          135,031         228,481
                                                   -------------   -------------
                                                        781,404         797,222

Loss from Operations                                   (779,777)       (796,320)
Other income(expense):
     Interest income (expense), net                    (102,084)        (18,657)
     Other, net                                             175             150
                                                   -------------   -------------
Loss from Operations before
     income taxes                                      (881,686)       (814,827)
Provision for income taxes                                 (800)              0
Minority Interests in Losses of Subsidiary               70,004          78,507
                                                   -------------   -------------


Net Loss                                              ($812,482)      ($736,320)
                                                   =============   =============

Net Loss per Share                                       ($0.01)         ($0.01)
                                                   =============   =============

Weighted average common shares outstanding           63,040,808      58,758,409
                                                   =============   =============

   The accompanying notes are an integral part of these financial statements.

                      SILVER ASSETS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED APRIL 30, 2000 AND 1999
                                    UNAUDITED


                                                      Six months ended April 30,
                                                          2000          1999
                                                      -----------   -----------
>From Operating Activities:
     Net loss                                          ($812,482)    ($736,320)
     Adjustments to reconcile net loss to net
     cash from operations:
     Depreciation                                              0           145
     Issuance of common stock for services                     0       138,255
     Minority interest in consolidated subsidiary        (70,004)      (78,507)
    (Increase) decrease in accounts receivable            (3,661)         (238)
    (Increase) decrease in other current assets            2,531         8,414
     Increase (decrease) in accounts payable             (46,884)       49,099
    Increase (decrease) in accrued expenses              (22,970)     (112,667)
                                                      -----------   -----------
Net Cash used by Operating Activities                   (953,470)     (731,819)
                                                      -----------   -----------

Cash Flows from Investing Activities:
     Additions to mineral properties and equipment       (10,000)            0
    Non-Refundable Option Payment                       (150,000)     (197,000)
                                                      -----------   -----------
Net Cash used by Investing Activities                   (160,000)     (197,000)
                                                      -----------   -----------

Cash Flows from Financing Activities:
     Borrowings from affiliate, net                      923,156       783,252
     Principal payments on long-term debt, net          (118,566)      (54,520)
                                                      -----------   -----------
Net Cash provided from Financing Activities              804,590       728,732
                                                      -----------   -----------

Increase(Decrease) in Cash and Cash Equivalents         (308,880)     (200,087)
Cash and Cash Equivalents, beginning of year             355,035       550,915
                                                      -----------   -----------

Cash and Cash Equivalents, end of period              $   46,155    $  350,828
                                                      ===========   ===========


Supplemental Disclosures:

Non-cash investing and financing activities:
                                        None

Cash paid for interest and taxes is as follows:
                                        Interest      $    4,557    $   10,134
                                        Taxes                800           800

   The accompanying notes are an integral part of these financial statements.

                               SILVER ASSETS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000

1.       Basis of Presentation
         ---------------------

         The accompanying unaudited condensed financial consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all financial information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals and estimates) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ending October 31, 2000. For further information, the reader should refer to the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended October 31, 1999.

         The accompanying financial statements include the accounts of the Company, Rio Grande Mining Company ("Rio Grande"), its 90.6 % owned subsidiary and Rio Grande Silver ("Silver"), a 100% owned Nevada corporation. Silver had no assets as of April 30, 2000. All significant intercompany accounts and transactions have been eliminated.

         Rio Grande is deemed to be a development stage company as that term is defined by Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." See page 8 for supplemental disclosure relating to Rio Grande's changes in stockholders' equity from inception through April 30, 2000.


2.       Management's Plans
         ------------------

         The Company's principal assets are its investments in the Shafter-Presidio Silver Mine (the "Silver Mine") and Red Hills mineral properties through its majority ownership of Rio Grande Mining Company. The Company has not commenced business operations, has no current source of revenue and has incurred significant losses. The continuing existence of the Company is dependent upon its ability to find a merger partner and/or raise sufficient additional capital in order to meet its current obligations and fund the recovery of start-up costs. And, ultimately, the price of silver and/or copper must reach levels which provide for adequate profitability from the production of minerals. The Silver Mine's principal risk is the uncertainty that silver prices will sustainably render the Silver Mine economic. In the event the Company is unable to finance production start-up due to weak silver prices, permitting delays or other factors, the Company may enter into a merger, joint venture or sale arrangement or a combination thereof. In such event, there can be no assurances that current carrying values of assets, or even current stock price levels, will be recovered by the Company's stockholders. These factors raise considerable doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         The Company is presently seeking third party relationships, potentially including, but not limited to, investors or mining company merger partners, to help fund the remaining permit application process and the initiation of mine production activities. In the event that such a relationship is not established, initiation of production at the properties will not be able to be undertaken, if at all, until the Company has obtained such a relationship with an experienced mining operator who has the ability to finance operations. At this time, there can be no assurance that any of these alternatives can be achieved on terms acceptable to the Company.

3.       Company in the Development Stage
         --------------------------------

         The supplementary information on the following page is presented for Rio Grande Mining Company for the period from inception on September 28, 1992 through April 30, 2000.

                                                SILVER ASSETS, INC. AND SUBSIDIARIES
                                      SUPPLEMENTAL DISCLOSURE-COMPANY IN THE DEVELOPMENT STAGE
                                                     RIO GRANDE MINING COMPANY
                                                  SCHEDULE OF STOCKHOLDERS' EQUITY
                              FOR THE PERIOD FROM INCEPTION ON SEPTEMBER 28, 1992 THROUGH APRIL, 2000


                                                                                                            Deficit
                                                                                                          Accumulated
                                                                                            Additional    during the
                                   Preferred Stock              Common Stock                  Paid in     Development
                                       Shares        Amount        Shares        Amount       Capital        Stage         Total
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance at inception,
  September 28, 1992                          0             0             0             0             0             0             0
   Stock issuances:
      For services(1)                                             5,087,400   $    50,874   $   (38,874)                $    12,000
      For cash                                                    1,833,584        18,336       414,164                     432,500
   Net loss for the period                                                                                   (135,623)     (135,623)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, December 31, 1993                                        6,920,984        69,210       375,290      (135,623)      308,877
   Stock issuances:
      For services(1)                                                42,395           424         8,413                       8,837
      For cash                                                    3,834,628        38,346       591,654                     630,000
   Issuance of warrants for cash                                                                 12,500                      12,500
   Net loss for the period                                                                                   (215,341)     (215,341)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1994                                        10,798,007       107,980       987,857      (350,964)      744,873
   Stock issuances:
      For cash                              397             4     1,954,888        19,549       319,076                     338,629
      Refinance of note payable                                   4,074,965        40,750       696,963                     737,713
   Restore amount due from affiliate                                                                           17,675        17,675
   Net loss for the period                                                                                   (271,300)     (271,300)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1995                   397             4    16,827,860       168,279     2,003,896      (604,589)    1,567,590
   Purchase of warrant for cash
   Stock issuances:                                                                              25,000                      25,000
      For note receivable                                         1,041,667        10,417       239,583                     250,000
      Refinance of note payable                                   4,070,833        40,708       936,292                     977,000
      Transfer of Red Hills mineral
        property                                                  2,500,000        25,000       (25,000)
      Cancellation of settlement
        warrant                                                   9,000,000        90,000       (90,000)
   Redemption of preferred stock           (397)           (4)                                                                   (4)
   Net loss for the period                                                                                   (569,533)     (569,533)
                                    ------------  ------------  ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1996                                        33,440,360       334,404     3,089,771    (1,174,122)    2,250,053
   Refinance of note payable                                      3,729,307        37,293       447,517                     484,810
   Net loss for the period                                                                                   (742,403)     (742,403)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1997                                        37,169,667       371,697     3,537,288    (1,916,525)    1,992,460
   Stock issuances:
     Refinance of note payable
       with equity                                                6,253,001        62,530       750,360                     812,890
     Transfer of note payable                                     2,936,484        29,364       323,014                     352,378
     For Cash                                                     7,675,917        76,759       921,110                     997,869
  Issuance of stock warrants                                                                     80,000                      80,000
  Net loss for the period                                                                                  (1,054,567)   (1,054,567)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1998                                        54,035,069       540,350     5,611,772    (2,971,092)    3,181,030
   Stock issuances:
      For services(1)                                             2,027,500        20,275        51,609                      71,884
     Settlement of lawsuit                                        1,447,769        14,478        36,852                      51,330
     Purchase of option                                             676,922         6,769        17,231                      24,000
     Convert Note and interest
       due shareholder                                              392,478         3,925        40,425                      44,350
   Net Loss for the period                                                                                 (1,519,304)   (1,519,304)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, October 31, 1999                                        58,579,738       585,797     5,757,889    (4,490,396)    1,853,290
                                                                ------------  ------------  ------------  ------------  ------------
   Net Loss for the period                                                                                   (346,544)     (346,544)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, January 31, 2000                                        58,579,738   $   585,797   $ 5,757,889   ($4,836,940)  $ 1,506,746
   Net Loss for the period                                                                                   (395,016)     (395,016)
                                                                ------------  ------------  ------------  ------------  ------------
Balance, April 30, 2000                                          58,579,738       585,797     5,757,889    (5,231,956)    1,111,730


Notes:
   (1) Based on value of services rendered.
   (2) For a description of the Company's development activities, see Notes 2,7 and 11 in the Company's October 31, 1998 10-KSB.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation:
------------------

                                           Three Months Ended                    Six Months Ended
                                           ------------------                    ----------------
------------------------------------------------------------------------------------------------------------
                                     April 30,           April 30,          April 30,           April 30,
                                       2000                1999               2000                1999
------------------------------------------------------------------------------------------------------------
Net Revenues                            910                 523               1627                 902
------------------------------------------------------------------------------------------------------------
Net Loss                             (422,401)           (346,379)          (812,482)           (736,320)
------------------------------------------------------------------------------------------------------------
Net Loss per share                     (.01)               (.01)              (.01)               (.01)
------------------------------------------------------------------------------------------------------------
Working Capital (Deficiency)            n/a                 n/a            (2,537,627)          (392,856)
------------------------------------------------------------------------------------------------------------
Total Assets                            n/a                 n/a             3,296,465           3,413,338
------------------------------------------------------------------------------------------------------------
Long-Term Debt                          n/a                 n/a              113,479             330,094
------------------------------------------------------------------------------------------------------------
Stockholders' Equity                    n/a                 n/a               57,451            2,011,296
------------------------------------------------------------------------------------------------------------


         The Registrant's 90.6% owned subsidiary, Rio Grande, is deemed to be a "company in the development stage" as that term is defined in Statement of Accounting Standards No. 7, "Accounting and Reporting by Development Stage Enterprises". Rio Grande's principal asset is the Shafter-Presidio Silver Mine, a non-operating silver property located in Presidio County, Texas referred to as the "Silver Mine" consisting of approximately 3,430 acres of owned and leased surface and/or mineral rights and an option on approximately 16,000 acres known as the Option Property which includes the Red Hills Property. See Form 10-KSB (for the fiscal year ended October 31, 1999) Item 2 "Description of Property - The Silver Mine". Registrant and Rio Grande incurred substantial expenses in prior years in connection with the Silver Mine. Management had previously obtained independent appraisals for the Silver Mine and the Red Hills Property which indicated that the carrying values of such mineral properties did not exceed their then net realizable values. Such appraisals are currently being updated.

         Net revenues for the first quarter of 1999 and 1998 represent miscellaneous items of income, primarily small amounts of royalties from previous investments in oil and gas working interests and neither Registrant nor Rio Grande anticipate any revenues from operations in the next fiscal year. Substantial expenses were incurred during the first two quarters of fiscal 2000, as well as the first two quarters of fiscal 1999, in connection with the acquisition and/or evaluation of the Silver Mine. Total operating expenses for the first two quarters of fiscal 2000 were 98% of those incurred during the same period of fiscal 1999. This small decrease is primarily due to a reduction in the drilling activities that took place in the first quarter of fiscal year 1999.

         Registrant had approximately $46,155 of cash as of April 30, 2000 compared to $355,035 at October 31, 1999. Monthly operating expenses, including those required to maintain Rio Grande's properties, are expected to exceed $100,000 per month, prior to startup of any mining operations or consummation of a merger, over the next several months. Registrant has no current source of revenue sufficient to meet these expenses other than its current cash. In addition, start-up production costs at the mine site will require substantial additional capital. In order to commence such production, Registrant will need to raise sufficient additional capital, undertake a joint venture or merge with an experienced mining operator who has the ability to finance the operations.

         In the past, the funding of expenses was dependent upon support from Coastal LP, Registrant's major shareholder. In the fiscal year 1999, Coastal LP provided funding to Registrant and Rio Grande totaling over $1,785,000, through the issuance of notes and advances, and has loaned an additional $834,000 since the beginning of the current fiscal year. While Registrant has investigated third party financing, it may continue to be dependent upon Coastal LP for funding. However, Coastal LP is under no obligation to continue such funding to either Registrant or Rio Grande.

         Registrant's objective at this time is to consummate a transaction with a third party, in order to obtain the capital necessary to prepare for the production of minerals from the Silver Mine and Red Hills Property. At this time, there can be no assurance that such can be achieved on terms acceptable to the Registrant.

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

                           PART II - OTHER INFORMATION

         Not Applicable





                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed by the undersigned, thereunto duly authorized.



                                                  Silver Assets, Inc.

         Date:                           By:  /S/ Andrew K. Simpson
              ------------------            -----------------------------------
                                                  Andrew K. Simpson
                                                  President and
                                                  Chief Executive Officer



         Date:                                /S/ John S. Durkin
              ------------------            -----------------------------------
                                                  John S. Durkin
                                                  Chief Financial Officer